Form 10-Q
period 1995-03-31
FIRST COMMONWEALTH CORP
filed 1995-05-12
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                                 FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1995            Commission File No. 0-5392




                       FIRST COMMONWEALTH CORPORATION
          (Exact Name of Registrant as specified in its Charter)



             Virginia                                         54-0832816
  (State or other jurisdiction                            (I.R.S. Employer
  incorporation or organization)                         Identification No.)


  P.O. Box 5147, Springfield, Illinois                          62705
 (Address of principal  executive offices)                    (Zip Code)




      Registrant's telephone number, including area code:  (217)786-4300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES     X                                 NO


Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

               Shares outstanding at April 30, 1995:    24,340,051

                      Class A common, par value $1 per share

                          FIRST COMMONWEALTH CORPORATION
                                (the "Company")


                                     INDEX




Part I:   Financial Information


          Consolidated Balance Sheets - March 31, 1995, and
          December 31, 1994 . . . . . . . . . . . . . . . . . . . .    3


          Consolidated Statements of Operations for the three months
          ended March 31, 1995 and 1994 . . . . . . . . . . . . . .    4


          Consolidated Statements of Cash Flows for the three
          months ended March 31, 1995 and 1994. . . . . . . . . . .    5


          Notes to Financial Statements . . . . . . . . . . . . . .    6


          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . .   13



Part II:  Other Information

          Legal Proceedings . . . . . . . . . . . . . . . . . . . .   20

          Signatures. . . . . . . . . . . . . . . . . . . . . . . .   21

                         PART 1.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                         FIRST COMMONWEALTH CORPORATION
                               AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                      March 31,      December
 ASSETS                                                 1995           1994
 Investments:
    Fixed maturities at amortized cost
     (market $182,589,272 and $172,822,882)          $184,446,554  $183,926,694
    Equity securities at market
     (cost $395,846 and $395,846)                         916,421       911,012
    Mortgage loans on real estate at amortized cost    15,626,121    15,822,056
    Investment real estate, at cost, net of
     accumulated depreciation                          11,873,232    11,712,847
    Real estate acquired in satisfaction of debt,
     at cost net of accumulated depreciation            5,334,774     5,620,101
    Policy loans                                       16,149,119    16,338,632
    Short term investments                                350,000       350,000
    Investments held for sale at market
     (cost $3,278,277 and $3,450,273)                   3,202,598     3,337,672
                                                      237,898,819   238,019,014

    Cash and cash equivalents                          13,240,347    11,214,850
    Investment in parent                                3,812,500     3,812,500
    Indebtedness of affiliates, net                       150,270       183,916
    Accrued investment income                           3,920,332     3,447,017
    Reinsurance receivables:
      Future policy benefits                           12,784,045    12,818,658
      Unpaid policy claims and benefits                   845,065       975,613
      Paid policy claims and benefits                     185,485       125,355
    Other accounts and notes receivable                   165,313       408,131
    Deferred policy acquisition costs                  41,397,468    41,885,887
    Value of agency force acquired                      6,721,537     6,796,120
    Costs in excess of net assets purchased,
     less accumulated amortization                     11,208,346    11,319,999
    Other assets                                        1,036,066       960,206
          Total assets                               $333,365,593  $331,967,266


 LIABILITIES AND SHAREHOLDERS' EQUITY

    Policy liabilities and accruals:
     Future policy benefits                          $235,884,580  $233,266,922
     Policy claims and benefits payable                 3,430,360     3,207,014
     Other policyholder funds                           3,218,041     3,184,731
     Dividend and endowment accumulations              11,142,629    10,738,903
    Income taxes payable                                  205,846       237,846
    Deferred income taxes                               8,303,713     9,000,149
    Notes payable                                      20,627,740    21,529,189
    Other liabilities                                   5,607,555     6,025,463
          Total liabilities                           288,420,464   287,190,217
 Minority interests in consolidated subsidiaries        1,477,083     1,470,812


 SHAREHOLDERS' EQUITY

    Common stock - $1 par value per share.  Authorized
     25,000,000 shares - 24,340,051 shares issued and
      outstanding                                      24,340,051    24,340,051
    Additional paid-in capital                         31,588,559    31,588,559
   Unrealized depreciation of equity securities
     and investments held for sale of affiliates         (386,459)     (423,916)
    Accumulated deficit                               (12,074,105)  (12,198,457)
          Total shareholders' equity                   43,468,046    43,306,237
 Total liabilities and shareholders' equity          $333,365,593  $331,967,266

                                  See accompanying notes.

                       FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES
                   Consolidated Statements of Operations



                                                      March 31,     March 31,
                                                        1995          1994

 Revenue

     Premium income                                 $  9,822,688  $ 10,289,905
     Reinsurance premium                              (1,119,356)   (1,996,672)
     Other considerations                                793,656       777,299
     Other considerations paid to reinsurers             (51,766)     (105,570)
     Net investment income                             3,868,022     3,300,446
     Realized investment gains                            66,396       364,732
     Other income                                         14,186        51,330
                                                      13,393,826    12,681,470


 Benefits and expenses:

     Benefits, claims and settlement expenses:
        Life                                           6,886,696     7,154,468
        Annuity                                          416,098       777,299
        Reinsurance benefits and claims                 (216,546)     (933,573)
        Dividends to policyholders                     1,141,457       946,616
     Commissions and amortization of deferred policy
        acquisition costs                              2,169,008     1,712,488
     Amortization of agency force                         74,583        46,595
     Operating expenses                                3,001,897     2,214,390
     Interest expense                                    491,333       448,601
                                                      13,964,526    11,805,408
 Income (loss) before income taxes
    and minority interest                               (570,700)      876,062
 Credit (provision) for income taxes                     696,436       (90,000)
 Minority interest in income
    of consolidated subsidiaries                          (1,384)      (17,987)

 Net income                                         $    124,352   $   768,075



 Net income per common share                        $       0.01   $      0.03

 Average common
    shares outstanding                                24,340,051    24,340,051

                            See accompanying notes.

                          FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                                       March 31,    March 31,
                                                         1995          1994
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income                                      $   124,352    $    768,075
   Adjustments to reconcile net income to net
     cash used in operating activities
     net of changes in assets and liabilities resulting
     from the sales and purchases of subsidiaries:
       Charges for mortality and administration of
        universal life and annuity products         (2,420,614)     (2,471,518)
       Change in policy liabilities                  1,638,728         384,327
       Change in reinsurance receivables               105,031         530,020
       Amortization of goodwill, net                   111,653         135,176
       Minority interest                                 1,384          17,987
       Change in accrued investment income            (473,315)       (441,533)
       Depreciation                                    139,270         165,353
       Change in federal income tax liability         (728,436)        109,152
       Realized (gains) losses                         (66,396)       (364,732)
       Policy acquisition costs deferred              (762,000)     (1,362,000)
       Amortization of deferred acquisition costs    1,250,419       1,209,967
       Amortization of value of agency force            74,583          46,595
       Change in indebtedness of affiliates, net        33,646        (432,983)
       Premiums, operating receivables, commissions,
        general expenses, and other assets
        and liabilities                                (95,645)        393,229
Net cash used in operating activities               (1,067,340)     (1,312,885)

Cash flows from investing activities:
  Proceeds from investments sold and matured:
   Investments held for sale matured                         0               0
   Fixed maturities sold                                     0               0
   Fixed maturities matured                          3,366,123      11,195,289
   Equity securities                                         0               0
   Mortgage loans                                      275,590       1,524,872
   Real estate                                         383,022         578,201
   Policy loans                                      1,292,540       1,115,996
   Short term                                          100,000         400,000
Total proceeds from investments sold and matured     5,417,275      14,814,358

  Cost of investments acquired:
   Fixed Maturities                                 (3,932,860)    (15,508,100)
   Equity Securities                                         0               0
   Mortgage Loans                                      (79,655)     (2,067,300)
   Real Estate                                        (267,376)     (1,103,096)
   Policy Loans                                     (1,103,024)       (824,202)
   Short Term                                         (100,000)              0
Total cost of investments acquired                  (5,482,915)    (19,502,698)
Cash of subsidiary at date of sale                           0      (3,134,343)
Cash received in sale of subsidiary                          0       3,978,586
Net cash used in investing activities                  (65,640)     (3,844,097)

Cash flows from financing activities:
 Policyholder contract deposits                      6,312,725       6,996,003
 Policyholder contract withdrawals                  (3,948,502)     (3,880,212)
 Interest credited to account balances               1,695,703       1,516,307
 Payments on principal of notes                       (901,449)         (1,406)
Net cash provided by financing activities            3,158,477       4,630,692
Net increase (decrease) in cash and cash equivalents 2,025,497        (526,290)
Cash and cash equivalents at beginning of year      11,214,850      30,511,972
Cash and cash equivalents at end of year            13,240,347      29,985,682

                                See accompanying notes

                FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have beenprepared by First Commonwealth Corporation and its consolidated subsidiaries(the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1995, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart:

The chart presented reflects the ultimate parent company of the group United Trust, Inc. (UTI). UTI owns 30% of United Income, Inc. (UII) and 53% of United Trust Group, Inc. (UTG). UII owns (CIC), 18% of Investors Trust, Inc. (ITI), 33% of Universal Guaranty Investment Company (UGIC) and 47% of First Commonwealth Corporation (FCC). CIC owns 42% of ITI. ITI owns 35% of UGIC. UGIC owns 50% of FCC. FCC owns *21% of CIC and 100% of Universal Guaranty
Life Insurance Company (UG).  UG owns 100% of United Security Assurance
Company (USA). USA owns 84% of Appalachian Life Insurance Company (APPL). APPL owns 100% of Abraham Lincoln Insurance Company (ABE).


* Represents stock of CIC owned by the Company. This stock is treated as treasury shares for voting purposes and it cannot be voted. Therefore, although UTG only owns approximately 69% of the issued stock of CIC, because 21% of the stock of CIC is owned by the Company and cannot be voted, UTG has approximately 88% voting control of CIC.

2.   FIXED MATURITIES AND INVESTMENTS HELD FOR SALE

As of March 31, 1995, fixed maturities and investments held for sale represented 79% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturityinvestments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets orshareholders' equity.


3.    MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $15,626,000 in mortgage loans and $17,208,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 5% and 5% of the total assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $468,000 in mortgage loans net of a $22,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 3% of the total portfolio. The Company has 3 loans for approximately $62,000 which are under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses on delinquent loans are established based on management's analysis of the loan balances and what is believed to be the realizable value of the property should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly case by case analysis of the likelihood of repayment.

The following tables show the distribution of mortgage loans and real estate by type.


      Mortgage loans                     Amount                % of Total
      FHA/VA                         $    856,243                  6%
      Commercial                     $  4,099,968                 26%
      Residential                    $ 10,669,910                 68%



      Real Estate                        Amount                % of Total
      Home Office                    $  2,892,619                  17%
      Commercial                     $  2,483,392                  14%
      Residential development        $  6,497,221                  38%
      Foreclosed real estate         $  5,334,774                  31%


                                      8

4.   LONG-TERM DEBT

At March 31, 1995, the Company has $20,628,000 in long term debt outstanding. The debt is comprised of the following components:

      Senior debt                                     $11,400,000
      Subordinated 10 yr. notes                         5,670,000
      Subordinated 20 yr. notes                         3,530,000
      Encumbrance on real estate                           28,000
                                                      $20,628,000


The senior debt is comprised of participations of several lenders. Interest is based on 1% above the lead bank's base rate and is payable quarterly. The 1995 principal payment of $2,900,000 was prepaid $2,000,000 in December 1994 and $900,000 in March 1995. The next scheduled principal payment is not due until June 1996. Principal reductions are due June 1 of each year.

The subordinated debt was incurred June 16, 1992 as a part of the acquisition
of UTAC and USA.   The 10 year notes bear interest at the rate of 7 1/2% per
annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June
16, 2002.   The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                        Year                 Amount

                        1995             $           0
                        1996                 3,900,000
                        1997                 4,467,000
                        1998                 3,167,000
                        1999                   567,000


5.   COMMITMENTS AND CONTINGENCIES

During the third quarter of 1994, the Company became aware that certain new insurance business was being solicited by certain agents of UG and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to attempt to acquire as many of the policies as possible. As of March 1, 1995, there remained approximately 1/3 of the original face amount which the Company has either determined to have bad health or not yet contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies.

Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C., N.D. Ga, 1994, 1-94-CV-2593-RCF); Tappan v. Universal Guaranty Life Insurance Company and James Melville (U.S.D.C., M.D. Fla, 1994, 94-1044-CIV-ORL-18); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3222); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221).

Four general agents of UG filed independent suits against UG in the latter part of September or early October, 1994. Kathy Armstrong (3-94-1085), another general agent, filed her suit on November 16, 1994. All of the suits allege that the plaintiff was libeled by statements made in a letter sent by UG. The letter was sent to persons who had been issued life insurance policies by UG as the result of policy applications submitted by the five agents. Mr. Melville is a defendant in some of the suits because he signed the letter as president of UG. In addition to the defamation count, Mr. Freeman and Ms. Tappan allege that UG also breached a contract with each of them by failing to pay them commissions for policies issued. Mr. Freeman claims unpaid commissions of $104,000 and Ms. Tappan's commission claim is for an unspecified amount. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000 punitive damages of over $3,000,000, costs, and
litigation expenses.   The other plaintiffs request the award of unspecified
compensatory damages and punitive (or special) damages as well as costs and
attorney's fees.   UG has filed Answers to all five of these suits asserting
various defenses and, where appropriate, counterclaims. UG believes that it has no liability to any of the plaintiffs and intends to defend each of the suits vigorously.

Terl, et al. v. Universal Guaranty Life Insurance Company (U.S.D.C., M.D. Fla., 1995, 94-1236-CIV-ORL-19).

A lawsuit was filed against UG on November 23, 1994 on behalf of five insureds and a potential class of other insureds. The plaintiffs allege that UG violated the Racketeer Influenced and Corrupt Organizations Act. The plaintiffs contend they were fraudulently induced by misrepresentations on the part of UG to purchase, and in some instances to surrender, policies of insurance. The plaintiffs contend that UG knew it would never honor the terms of the policies and was attempting to achieve short-term profits by willfully targeting high risk applicants. The plaintiffs seek damages, including treble damages, in excess of $50,000, exclusive of interest and costs, and other equitable relief. UG filed an Answer to this class action suit in February, 1995, asserting various defenses and reserving the right to assert counterclaims. This lawsuit was settled during the first quarter of 1995.

S.D., et al. v. Universal Guaranty Life Insurance Company. (U.S.D.C., N.D. Ga., 1995, 195-CV-0454-GET).

A lawsuit was filed against UG in February, 1995 on behalf of four applicants for insurance and a potential class of other applicants. The plaintiffs alleged that UG violated Title III of the Americans With Disabilities Act of 1990 (the "ADA") by discriminating against the plaintiffs in connection with the issuance of insurance policies by requiring the plaintiffs to submit additional medical evidence not required of others.

The plaintiffs allege that UG's requirement of a blood test violated the ADA by discriminating against each of the plaintiffs of the basis of a perceived disability which resulted in the denial of an insurance policy.

In addition to the ADA violation, plaintiffs allege a violation of Georgia Insurance Regulations with regard to procedures for obtaining information regarding an applicant's HIV/AIDS status.

The plaintiffs seek relief in the form of requiring UG to reopen the plaintiffs' insurance applications and process those applications, enjoining UG from requiring blood tests from the plaintiffs, directing UG to issue life insurance policies as applied for, and awarding the plaintiffs and other class members costs, expenses, and reasonable attorneys' fees pursuant to Title III of the ADA.

UG has filed an Answer to this potential class action. UG believes that it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously.


Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously.

The companies have other litigation pending of the type normal in insurance business. In the opinion of management, the resolution of the litigation will not have a material adverse impact on the consolidated financial position of the Company.

The Company and its subsidiaries are named as defendants in a number of legal
actions arising primarily from claims made under insurance policies.   Those
actions have been considered in establishing the Company's liabilities. Management and its legal counsel are of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.

The number of insurance companies that are under regulatory supervision has increased, and that increase is expected to result in an increase in assessments by state guarantee funds to cover losses to policyholders of insolvent or rehabilitated companies. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. For all assessment notifications received, the Company has accrued for those assessments.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations which reflect the performance of the Company. The information in the consolidated financial statements and related notes should be read in conjunction with this section.


LIQUIDITY AND CAPITAL RESOURCES:

HOLDING COMPANY OPERATIONS

FCC's principal need for liquidity consists of its debt service obligations under its senior indebtedness, subordinated indebtedness and operating expenses. The unpaid principal of the Senior Loan totalled $12,300,000 at December 31, 1994 and $11,400,000 at March 31, 1995. The unpaid principal of the subordinated indebtedness totalled $9,200,000 at December 31, 1994 and is unchanged as of March 31, 1995.

FCC's principal source of liquidity consists of management fees and dividends derived from its affiliates. Through March 31, 1995, FCC had not received a dividend but had received net management fees of $2,443,000 compared to $3,015,000 through March 31, 1994.

The payment of cash dividends to shareholders by FCC is not legally restricted. At March 31, 1995 and December 31, 1994, substantially all of consolidated stockholders' equity of FCC represented net assets of its subsidiaries. FCC's 100% owned insurance subsidiary is UG. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or
b) 10% of statutory capital and surplus. For the year ended December 31, 1994, UG had a statutory gain from operations of $1,621,000. At December 31, 1994, UG statutory capital and surplus amounted to $7,683,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation as to amount.

The FCC senior debt bears interest at a variable per annum rate equal to 1% over the variable per annum rate of interest most recently announced by the
First Bank of Missouri as its "Base Rate".   As of March 1, 1995, the interest
rate on the senior debt had increased to 10% compared to 7% one year ago. On December 2, 1994, FCC prepaid $2,000,000 of the $2,900,000 scheduled principal payment due June 1, 1995. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. The next scheduled principal payment is not due until June 1, 1996. The principal amount of the FCC Senior Debt to outside parties was $11,300,000 and $10,400,000 at December 31, 1994, and March 31, 1995, respectively.

Management believes that it will be able to continue to service this debt in the future.


INSURANCE OPERATIONS

The primary sources of liquidity for the insurance subsidiaries include their operating cash flows, financing cash flows, dividends, and short-term investments, which principally consist of certificates of deposit. The net cash used in operating activities equalled $1,067,000 during the first three months of 1995, compared to $1,313,000 in the same period one year ago.

The net cash used in investing activities equalled $66,000 during the first three months of 1995, compared to $3,844,000 as of March 31, 1994. As of March 31, 1995, the Company has $13,240,000 in cash and cash equivalents, which represents 4% of total assets.

Other principal sources of liquidity available to the Company are invested assets. Sources available are $350,000 of short-term investments, $3,203,00 of investments held for sale at market and $916,000 of equity securities. Other sources are maturities of the fixed maturity portfolio. As of March 31, 1995, the Company had $3,366,000 of fixed maturities matured compared to $11,195,000 in the same period one year ago.

The principal requirement for liquidity in connection with the Company's insurance operations is its contractual obligations to policyholders and annuitants, including payments of surrender benefits, policyholder dividends, claims under outstanding insurance policies and annuities, and policy loans. Policyholder surrender benefits totalled $3,878,000 as of March 31, 1995, and $4,658,000 as of March 31, 1994. The Company believes that it maintains adequate liquidity to pay anticipated benefits and claims to policyholders and annuitants.

The Company had net cash used by operating activities of $1,067,000 and $1,313,000 as of March 31, 1995 and 1994, respectively. The net cash provided by operating activities, interest credited to account balances and net policholder contract deposits of the Company's insurance subsidiaries after the payment of policyholder withdrawals, equalled $2,993,000 and $3,319,000 as March 31, 1995 and 1994, respectively. This measurement of cash flow indicates the performance of the Company's insurance operations as well as the Company's universal life production. The decrease in 1995 compared to 1994 is due to a decline in first year premium production.

Policy acquisition costs deferred decreased significantly when comparing first
quarter of 1995 to 1994.   The decrease is due to two factors.  The decline in
first  year production  as was  discussed in  the operating activities  of the
Company.   The  decline is  also  the result  of a  change  in the  commission structure. The commission structure was changed in reference to the products that are being marketed currrently compared to first quarter of 1994.

Management believes that the overall sources of liquidity available to the Company will continue to be more than sufficient to satisfy its financial obligations and operating expenses.


RESULTS OF OPERATIONS


First quarter 1995 compared to first quarter 1994:

(a)  Revenues:

Revenues increased 6% during first quarter 1995 compared to first quarter 1994. The increase in net investment income contributed significantly to the increase in revenues.

Premium income, net of reinsurance, increased 5% during the first quarter of 1995 compared to the first quarter of 1994. The increase is attributable to the acquisition of Investors Trust Assurance Company, ("ITAC"), at July 31, 1994, from an affiliated company. Simultaneous to the acquisition of ITAC, was the merger of ITAC into ALIC. The decrease in reinsurance premium is attributable to two factors. The sale of Farmers and Ranchers Life Insurance Company, ("F&R") at March 31, 1994, to an unaffiliated company and the discontinuation of a coinsurance agreement as to new premium writings between USA and Life RE. Coinsurance agreements provide a sharing or 50/50 relationship between the direct company and the reinsurer of the premiums, benefits and the profitability of the underlying product.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive and universal life products, increased 10% for the first quarter 1995 compared to first quarter 1994. The Company is currently marketing three universal life products. In late 1994, the Company discontinued marketing the traditional and interest sensitive products.

Net investment income increased 17% during the first quarter of 1995 compared to first quarter 1994. The increase is attributable to the acquisition of ITAC at July 31, 1994 and to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.

The Company's investments are generally managed to match related insurance and contract holder liabilities. The overall annualized gross investment yields as of first quarter 1995 and 1994, are 7.25% and 7.33%, respectively. The Company in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the Company's insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and

39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

The Company realized $66,000 of investment gains during the first quarter of 1995 compared to realized investment gains of $365,000 in the same period in 1994. The realized gains in 1994 is attributable to the sale of F&R at March 31, 1994. The realized gains in 1995 is attributable to three fixed maturities that were written-off in prior periods but the Company was able to recover full face value.

(b)  Expenses:

Expenses increased  18% during  the first quarter  of 1995, compared  to first
quarter 1994.   The increase in expenses is due to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

Life benefits and reinsurance benefits and claims increased 7% the for first quarter of 1995, compared to first quarter 1994. The primary factor for the increase was the discontinuation of the coinsurance agreement as to new premium writings between USA and Life RE. A factor that is contributing to decrease benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited to the policies involved. The life insurance and annuity products are continuing to credit interest at 6% in 1995. By maintaining the credited interest rates at 6%, it has enabled the Company to achieve larger interest spreads.

Annuity benefits increased significantly during the first quarter of 1995 compared to 1994. The increase is related to the 60% increase in annuity deposits during the first quarter of 1995. The Company does not actively market annuity products. The increase in annuity deposits was derived from additional deposits made to existing annuity contracts.

Dividends to policyholders increased 27% for first quarter 1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs increased 28% for first quarter 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Operating expenses increased 36%  for the period.   The increase in  operating
expenses is related to increased legal fees incurred regarding the legal matters discussed in the Notes to the Financial Statements.

Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of March 31, 1995, the Company controls four insurance companies.

Interest expense increased 10% for 1995 compared to 1994. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of March 31, 1995, the interest rate on the senior debt had increased to 10% compared to 7% one year ago.


(c)  Net Income:

The Company recorded net income of $124,000 during the first quarter of 1995 compared to $768,000 for the same period in 1994. The decline in results is attributable to the decreased realized investment gains, increase in commissions and amortization of deferred policy acquisition costs and operating expenses.



FINANCIAL CONDITION


(a)  Assets:

The Company's financial position at March 31, 1995, reflected an increase in assets and liabilities compared to December 31, 1994. As of March 31, 1995, the assets increased slightly compared to December 31, 1994.

As of March 31, 1995, invested assets represented approximately 71% of consolidated assets compared to 72% as of December 31, 1994. As of March 31, 1995, fixed maturities and investments held for sale represented 79% of total invested assets.

Invested assets changed very little through first quarter 1995 compared to December 31, 1994. The most significant occurrence is the improvement in the market value of the fixed maturities and investments held for sale. Recent activity in the bond market has seen yields go from 7.8% at December 31, 1994 to 7.2% at March 31, 1995. As of this writing the bond yields continue to decline and are at 6.6%.

Cash and cash equivalents increased $2,025,000 through first quarter of 1995 compared to December 31, 1994. The increase in cash is a temporary fluctuation. Another reason for the increase in cash is short term funds held by APPL. On February 22, 1995, USAC signed a definitive agreement with an outside third party for the sale of its 84% owned subsidiary, APPL. The pending sale has caused management to seek short term investments in light of the pending sale of APPL.

Other accounts and notes receivable decreased $243,000 at March 31, 1995 compared to December 31, 1994. The decrease is due to a change in Company policy during 1994 as to how the agents are advanced on submitted insurance applications. The change in Company policy enables the Company to better control advances made to agents.

Deferred policy acquisition costs ("DPAC") decreased approximately $488,000 through the first quarter of 1995 compared to December 31, 1994. DPAC will increase due to new business and will decrease due to amortization in relation to insurance in force. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.


(b)  Liabilities:

Liabilities increased slightly through first quarter of 1995 compared to December 31, 1994. Future policy benefits represented 82% of total liabilities at March 31, 1995 and 81% at December 31, 1994. Future policy benefits will increase related to growth in and duration of insurance in force and decrease from reserves released on deaths and other policy terminations.

Policyholders' dividend accumulations increased 4% through first quarter of 1995 compared to December 31, 1994. The policyholder dividend accumulation originates from the policy-owner selecting the option to have their dividend deposited with the insurance company to accumulate with interest. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Deferred income taxes decreased approximately $696,000. A deferred tax liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of this liability is based on provisions of the enacted tax law. Primary items affecting deferred taxes of the Company are deferred policy acquisition costs and future policy benefits.

Notes payable decreased $901,000 through first quarter of 1995 compared to December 31, 1994. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. No payments are due on Company debt until June 1996.


(c)  Shareholders' Equity:

Overall shareholders' equity increased $61,000 through first quarter 1995 compared to December 31, 1994. Accumulated deficit decreased $24,000 through first quarter 1995 compared to December 31, 1994, while unrealized depreciation of equity securities decreased $37,000.

FUTURE OUTLOOK

Factors expected to influence life insurance industry growth include: 1) competitive pressure among the large number of existing firms; 2) competition from financial service companies, as they seek to expand into insurance products; 3) customers' changing needs for new types of insurance products; 4) customers' lack of confidence in the entire industry as a result of the recent highly visible failures; and 5) uncertainty concerning the future regulation of the industry. Growth in demand for insurance products will depend on demographic variables such as income growth, wealth accumulation, populations and workforce changes.

The Board of Directors of CIC, ITI and UGIC ("the Affiliates"), by resolution adopted at their meetings of the Board of Directors on June 7, 1994, unanimously approved a Plan of Liquidation and Dissolution ("the Plan"). The affirmative vote of the majority of the outstanding shares of the Affiliates will be required for adoption of the Plan. Subject to proxy requirements, the matter will be brought before the Affiliate's shareholders at a Special Meeting of Shareholders of the Affiliates planned in mid 1995. Each affiliate is currently the indirect owner of FCC's common stock. The only assets held by the Affiliates is stock in its subsidiary (see Organizational Chart) and enough cash to cover costs associated with the liquidation. If the Plan is adopted, each shareholder of the Affiliates will own directly the same proportionate share of FCC's common stock.

The liquidation and dissolution of the Affiliates will significantly streamline the organization of the UTI holding company system by eliminating three holding companies from the system. The elimination of the Affiliates will reduce filing fees and administrative expenses of the holding company system associated with the continued existence of such companies, including fees and expenses in connection with the filing of annual, quarterly and periodic reports with the Securities and Exchange Commission and mailings to public shareholders. If the Plan is adopted, UTG would own approximately 72% of the common stock of FCC. The following is the organizational chart for the UTI holding company system subsequent to the Proposed Plan of Liquidation and Dissolution of the Affiliates.

                          PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

S.D., et al.  v. Universal Guaranty Life  Insurance Company.   (U.S.D.C., N.D.
Ga., 1995, 195-CV-0454-GET).

A lawsuit was filed against UG in February, 1995 on behalf of four applicants for insurance and a potential class of other applicants. The plaintiffs alleged that UG violated Title III of the Americans With Disabilities Act of 1990 (the "ADA") by discriminating against the plaintiffs in connection with the issuance of insurance policies by requiring the plaintiffs to submit additional medical evidence not required of others.

The plaintiffs allege that UG's requirement of a blood test violated the ADA by discriminating against each of the plaintiffs of the basis of a perceived disability which resulted in the denial of an insurance policy.

In addition to the ADA violation, plaintiffs allege a violation of Georgia Insurance Regulations with regard to procedures for obtaining information regarding an applicant's HIV/AIDS status.

The plaintiffs seek relief in the form of requiring UG to reopen the plaintiffs' insurance applications and process those applications, enjoining UG from requiring blood tests from the plaintiffs, directing UG to issue life insurance policies as applied for, and awarding the plaintiffs and other class members costs, expenses, and reasonable attorneys' fees pursuant to Title III of the ADA.

UG  has filed an Answer to  this potential class action.   UG believes that it
has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously.

                                  SIGNATURES


      Pursuant  to the requirements of  the Securities   Exchange Act of 1934,
the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        FIRST COMMONWEALTH CORPORATION
                                 (Registrant)







Date   May 12, 1995                      By /s/ Thomas F. Morrow

                                         Thomas F. Morrow
                                         Chief Operating Officer, Vice
                                          Chairman and Treasurer







Date   May 12, 1995                     By /s/ James E. Melville

                                        James E. Melville
                                        Senior Executive Vice President
                                         and Chief Financial Officer

                              SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the the undersigned thereunto duly authorized.




                        FIRST COMMONWEALTH CORPORATION
                                 (Registrant)








Date   May 12, 1995                       By Thomas F. Morrow

                                          Thomas F. Morrow
                                          Chief Operating Officer, Vice
                                          Chairman and Treasurer







Date   May 12, 1995                       By  James E. Melville

                                          James E. Melville
                                          Senior Executive Vice President,
                                          Chief Financial Officer
                                           and Director