Form 10-Q/A
period 1995-03-31
FIRST COMMONWEALTH CORP
filed 1995-06-26
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549


                               FORM 10-Q/A

                  AMENDMENT TO SECTION 12, 13, OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended March 31, 1995            Commission File No. 0-5392


                              AMENDMENT NO. 1


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


The undersigned registrant hereby amends the March 31, 1995 filing of Form 10-Q to include Financial Data Schedule, Exhibit 27.

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







Date   June 23, 1995                     By /s/ Thomas F. Morrow

                                         Thomas F. Morrow
                                         Chief Operating Officer, Vice
                                          Chairman and Treasurer







Date   June 23, 1995                    By /s/ James E. Melville

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








Date   June 23, 1995                      By Thomas F. Morrow

                                          Thomas F. Morrow
                                          Chief Operating Officer, Vice
                                          Chairman and Treasurer







Date   June 23, 1995                      By  James E. Melville

                                          James E. Melville
                                          Senior Executive Vice President,
                                          Chief Financial Officer
                                           and Director