Form 10-Q
period 1995-06-30
FIRST COMMONWEALTH CORP
filed 1995-08-10
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1995          Commission File No. 0-5392




                        FIRST COMMONWEALTH CORPORATION
            (Exact Name of Registrant as specified in its Charter)



                     Virginia                                   54-0832816

          (State or other jurisdiction                     (I.R.S. Employer
           incorporation or organization)                 Identification No.)

       P.O. Box 5147, Springfield, Illinois                       62705

         (Address of principal executive offices)               (Zip Code)




   Registrant's telephone number, including area code:  (217) 786-4300



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                   YES     X                                 NO

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

            Shares outstanding at July 31, 1995:    24,340,051

                    Class A common, par value $1 per share

                          FIRST COMMONWEALTH CORPORATION
                                (the "Company")


                                     INDEX




Part I:   Financial Information


          Consolidated Balance Sheets - June 30, 1995, and
          December 31, 1994 . . . . . . . . . . . . . . . . . . . .    3


          Consolidated Statements of Operations for the six months
          and three months ended June 30, 1995 and 1994 . . . . . .    4


          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1995 and 1994 . . . . . . . . . . . . . . .   5


          Notes to Financial Statements . . . . . . . . . . . . . .    6


          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . .   13



Part II:  Other Information

          Legal Proceedings . . . . . . . . . . . . . . . . . . . .   22

          Signatures. . . . . . . . . . . . . . . . . . . . . . . .   24

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

FIRST COMMONWEALTH CORPORATION
AND SUBSIDIARIES
Consolidated Balance Sheets

                                                   June 30,        December 31,
ASSETS                                               1995              1994
Investments:
  Fixed maturities at amortized cost
   (market $188,728,849 and $172,822,882)        $ 186,745,788    $ 183,926,694
  Equity securities at market
   (cost $1,246,164 and $395,846)                    1,893,471         911,012
  Mortgage loans on real estate at amortized cost   14,783,086      15,822,056
  Investment real estate, at cost,
   net of accumulated depreciation                  11,965,784      11,712,847
  Real estate acquired in satisfaction of debt,
   at cost net of accumulated depreciation           5,334,774       5,620,101
  Policy loans                                      16,153,036      16,338,632
  Short term investments                               450,000         350,000
  Investments held for sale at market
   (cost $3,154,238 and $3,450,273)                  3,140,821       3,337,672
                                                   240,466,760     238,019,014

  Cash and cash equivalents                        11,633,275       11,214,850
  Investment in parent                              3,812,500        3,812,500
  Indebtedness of affiliates, net                     196,069          183,916
  Accrued investment income                         3,529,456        3,447,017
  Reinsurance receivables:
   Future policy benefits                          13,156,379       12,818,658
   Unpaid policy claims and benefits                1,282,143          975,613
   Paid policy claims and benefits                    562,087          125,355
   Other accounts and notes receivable                133,748          408,131
   Deferred policy acquisition costs               40,850,050       41,885,887
   Value of agency force acquired                   6,647,707        6,796,120
   Costs in excess of net assets purchased,
    less accumulated amortization                  11,096,681       11,319,999
   Other assets                                     1,328,020          960,206
      TOTAL ASSETS                              $ 334,694,875    $ 331,967,266


LIABILITIES AND SHAREHOLDERS' EQUITY

  Policy liabilities and accruals:
    Future policy benefits                      $ 238,263,131    $ 233,266,922
    Policy claims and benefits payable              4,692,575        3,207,014
    Other policyholder funds                        2,985,999        3,184,731
    Dividend and endowment accumulations           11,304,429       10,738,903
   Income taxes payable                               205,846          237,846
   Deferred income taxes                            8,094,553        9,000,149
   Notes payable                                   20,626,281       21,529,189
   Other liabilities                                4,901,492        6,025,463
      TOTAL LIABILITIES                           291,074,306      287,190,217
Minority interests in consolidated subsidiaries     1,510,391        1,470,812


SHAREHOLDERS' EQUITY

   Common stock - $1 par value per share.  Authorized
    25,000,000 shares - 24,340,051 shares issued
    and outstanding                                24,340,051      24,340,051
   Additional paid-in capital                      31,588,559      31,588,559
   Unrealized depreciation of equity securities
    and investments held for sale of affiliates      (199,760)       (423,916)
   Accumulated deficit                            (13,618,672)    (12,198,457)
         TOTAL SHAREHOLDERS' EQUITY                42,110,178      43,306,237
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $ 334,694,875   $ 331,967,266

                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations

                               Three Months Ended          Six Months Ended
                             June 30,      June 30,     June 30,      June 30,
                               1995          1994         1995          1994

Revenue
 Premium income            $ 9,251,193   $ 9,893,335  $ 19,073,881 $ 20,183,240
 Reinsurance premium        (1,271,148)     (700,824)   (2,390,504)  (2,697,496)
 Other considerations          833,667       753,613     1,627,323    1,530,912
 Other considerations
  paid to reinsurers           (47,908)      (11,984)      (99,674)    (117,554)
 Net investment income       3,871,973     3,417,511     7,739,995    6,717,957
 Realized investment
  gains (losses)               (61,100)     (170,162)        5,296      194,570
 Other income                   12,611        25,969        26,797       77,299
                            12,589,288    13,207,458    25,983,114   25,888,928


Benefits and expenses:

 Benefits, claims and settlement expenses:
  Life                       8,760,009     9,145,180    15,646,705   16,299,648
  Annuity                      524,340        57,948       940,438      273,771
  Reinsurance benefits
   and claims               (1,438,270)     (574,555)   (1,654,816)  (1,508,128)
  Dividends to policyholders 1,094,310       811,961     2,235,767    1,758,577
  Commissions and amortization
   of deferred policy
   acquisition costs         2,527,939     1,744,443     4,696,947    3,456,931
  Amortization of agency force  73,830        46,593       148,413       93,188
  Operating expenses         2,296,482     1,406,224     5,298,379    3,620,614
  Interest expense             473,364       480,715       964,697      929,316
                            14,312,004    13,118,509    28,276,530   24,923,917
Income (loss) before income taxes
  and minority interest     (1,722,716)       88,949    (2,293,416)     965,011
Credit (provision) for
  income taxes                 209,160       401,020       905,596      311,020
Minority interest in income
  of consolidated subsidiaries (31,011)      (62,531)      (32,395)     (80,518)

Net income (loss)         $ (1,544,567)  $   427,438  $ (1,420,215) $ 1,195,513



Net income (loss) per
 common share             $      (0.06)  $      0.02  $     (0.06)   $     0.05

Average common
   shares outstanding       24,340,051    24,340,051   24,340,051     24,340,051

                                See accompanying notes.

FIRST COMMONWEALTH CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Cash Flows

                                                       June 30,       June 30,
                                                         1995           1994
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                                 $ (1,420,215)  $  1,195,513
  Adjustments to reconcile net income (loss)
   to net cash provided (used) by operating
   activities net of changes in assets and
   liabilities resulting from the sales and
   purchases of subsidiaries:
     Charges for mortality and administration
      of universal life and annuity products          (4,891,143)    (4,912,438)
     Change in policy liabilities                      4,230,093      3,630,873
     Change in reinsurance receivables                (1,080,983)     3,759,479
     Amortization of goodwill, net                       223,318        246,841
     Minority interest                                    32,395         80,518
     Change in accrued investment income                 (82,439)      (463,905)
     Depreciation                                        272,929        331,592
     Change in federal income tax liability             (937,596)      (291,868)
     Realized (gains) losses                              (5,296)      (194,570)
     Policy acquisition costs deferred                (1,363,000)    (2,452,509)
     Amortization of deferred acquisition costs        2,398,837      1,723,113
     Amortization of value of agency force               148,413         93,188
     Change in indebtedness of affiliates, net           (12,153)       (22,940)
     Premiums, operating receivables, commissions,
      general expenses, and other assets and
     liabilities                                      (1,083,673)    (1,330,967)
Net cash provided by (used in) operating activities   (3,570,513)     1,391,920

Cash flows from investing activities:
  Proceeds from investments sold and matured:
   Investments held for sale matured                     101,849              0
   Fixed maturities sold                                       0              0
   Fixed maturities matured                            5,163,959     17,313,324
   Equity securities                                     104,260              0
   Mortgage loans                                      1,371,424      2,885,549
   Real estate                                           485,169      1,063,504
   Policy loans                                        2,312,670      2,212,630
   Short term                                            200,000        513,856
Total proceeds from investments sold and matured       9,739,331     23,988,863

  Cost of investments acquired:
   Fixed Maturities                                   (8,244,414)   (41,346,057)
   Equity Securities                                  (1,000,000)             0
   Mortgage Loans                                       (332,454)    (4,881,871)
   Real Estate                                          (531,435)    (1,955,749)
   Policy Loans                                       (2,148,796)    (2,024,904)
   Short Term                                           (100,000)      (325,000)
Total cost of investments acquired                   (12,357,099)   (50,533,581)
Cash of subsidiary at date of sale                             0     (3,134,343)
Cash received in sale of subsidiary                            0      3,978,586
Net cash used in investing activities                 (2,617,768)   (25,700,475)

Cash flows from financing activities:
  Policyholder contract deposits                      12,999,801     12,902,084
  Policyholder contract withdrawals                   (8,719,786)   (10,402,430)
  Interest credited to account balances                3,229,599      3,137,773
  Payments on principal of notes                        (902,908         (2,822)
    Net cash provided by financing activities          6,606,706      5,634,605
Net increase (decrease) in cash and cash equivalents     418,425    (18,673,950)
Cash and cash equivalents at beginning of year        11,214,850     30,511,972
Cash and cash equivalents at end of year            $ 11,633,275   $ 11,838,022

                               See accompanying notes

                FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by First Commonwealth Corporation and its consolidated subsidiaries (the "Company")
pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1994.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At June 30, 1995, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                             ORGANIZATIONAL CHART
                             AS OF JUNE 30, 1995



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 69% of Commonwealth Industries Corporation ("CIC"), 47% of First Commonwealth Corporation ("FCC"), 33% of Universal Guaranty Investment Company ("UGIC"), and 18% of Investors Trust, Inc. ("ITI"). CIC owns 42% of ITI. ITI owns 35% of UGIC. UGIC owns 49.959% of FCC. FCC owns 100% of Universal Guaranty Life Insurance Company ("UG") and 21% of ITI. UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.   FIXED MATURITIES AND INVESTMENTS HELD FOR SALE

As of June 30, 1995, fixed maturities and investments held for sale represented 79% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.   MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $14,783,000 in mortgage loans and $17,301,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 4% and 5% of the total assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $652,000 in mortgage loans net of a $22,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 5% of the total portfolio. The Company has 2 loans for approximately $51,000 which are under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses on delinquent loans are established based on management's analysis of the loan balances and what is believed to be the realizable value of the property should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly case by case analysis of the likelihood of repayment.

The following tables show the distribution of mortgage loans and real estate by type.

     Mortgage loans                        Amount                   % of Total
     FHA/VA                             $     830,790                    6%
     Commercial                         $   3,474,066                   23%
     Residential                        $  10,478,230                   71%




     Real Estate                            Amount                 % of Total
     Home Office                        $   2,851,942                    17%
     Commercial                         $   2,478,060                    14%
     Residential development            $   6,635,782                    38%
     Foreclosed real estate             $   5,334,774                    31%

4.   LONG-TERM DEBT

At June 30, 1995, the Company has $20,626,000 in long term debt outstanding. The debt is comprised of the following components:

      Senior debt                                     $ 11,400,000
      Subordinated 10 yr. notes                          5,670,000
      Subordinated 20 yr. notes                          3,530,000
      Encumbrance on real estate                            26,000
                                                      $ 20,626,000


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


5.  Commitments and Contingencies

During the third quarter of 1994, the Company became aware that certain new insurance business was being solicited by certain agents of UG and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to attempt to acquire as many of the policies as possible. As of July 31, 1995, there remained approximately $6,800,000 of the original face amount which the Company has either determined to have bad health or not yet contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through June 30, 1995, the Company spent an additional $876,000 for the purchase of the policies and legal costs.

Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C., N.D. Ga, 1994, 1-94-CV-2593-RCF); Tappan v. Universal Guaranty Life Insurance Company and James Melville (U.S.D.C., M.D. Fla, 1994, 94-1044-CIV-ORL-18); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3222); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221); Ronald L. Mekkes, Jr. v. Universal Guaranty Life Insurance Company, and James Melville, (Circuit Court of Kent County, Michigan, 1995, 95-1073-NZ).

Four general agents of UG filed independent suits against UG in the latter part of September or early October, 1994. Kathy Armstrong (3-94-1085), another general agent, filed her suit on November 16, 1994. Ronald L. Mekkes, Jr., a general agent, filed a suit on March 15, 1995. All of the suits allege that the plaintiff was libeled by statements made in a letter sent by UG. The letter was sent to persons who had been issued life insurance policies by UG as the result of policy applications submitted by the five agents. Mr. Melville is a defendant in some of the suits because he signed the letter as president of UG. In addition to the defamation count, Mr. Freeman and Ms. Tappan allege that UG also breached a contract with each of them by failing to pay them commissions for policies issued. Mr. Freeman claims unpaid commissions of $104,000 and Ms. Tappan's commission claim is for an unspecified amount. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000 punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all five of these suits asserting various defenses and, where appropriate, counterclaims. UG believes that it has no liability to any of the plaintiffs and intends to defend each of the suits vigorously. On August 1, 1995, the Tappan suit was dismissed with prejudice.


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

UG has filed an Answer to this potential class action. UG believes that it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, summary judgment was granted to dismiss the case.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds.

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


LIQUIDITY AND CAPITAL RESOURCES:


HOLDING COMPANY OPERATIONS

FCC's principal need for liquidity consists of its debt service obligations under its senior indebtedness, subordinated indebtedness and operating expenses. The unpaid principal of the Senior Loan totalled $12,300,000 at December 31, 1994 and $11,400,000 at June 30, 1995. The unpaid principal of the subordinated indebtedness totalled $9,200,000 at December 31, 1994 and is unchanged as of June 30, 1995.

FCC's principal source of liquidity consists of management fees and dividends derived from its affiliates. Through June 30, 1995, FCC had not received a dividend but had received net management fees of $4,925,000 compared to $5,920,000 through June 30, 1994.

The payment of cash dividends to shareholders by FCC is not legally restricted. At June 30, 1995 and December 31, 1994, substantially all of consolidated stockholders' equity of FCC represented net assets of its subsidiaries. FCC's 100% owned insurance subsidiary is UG. UG's dividend limitations are described below.

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

The FCC senior debt bears interest at a variable per annum rate equal to 1% over the variable per annum rate of interest most recently announced by the First Bank of Missouri as its "Base Rate". As of June 1, 1995, the interest rate on the senior debt had increased to 10% compared to 7% one year ago. On December 2, 1994, FCC prepaid $2,000,000 of the $2,900,000 scheduled principal payment due June 1, 1995. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. The next scheduled principal payment is not due until June 1, 1996. The principal amount of the FCC Senior Debt to outside parties was $11,300,000 and $10,400,000 at December 31, 1994, and June 30, 1995, respectively.

Management believes that it will be able to continue to service this debt in the future.


INSURANCE OPERATIONS

The primary sources of liquidity for the insurance subsidiaries include their operating cash flows, financing cash flows, dividends, and short-term investments, which principally consist of certificates of deposit. The net cash provided by (used in) operating activities equalled $(3,571,000) during the first six months of 1995, compared to $1,392,000 in the same period one year ago.

The net cash used in investing activities equalled $2,618,000 during the first six months of 1995, compared to $25,700,000 as of June 30, 1994. As of June 30, 1995, the Company has $11,633,000 in cash and cash equivalents, which represents 3% of total assets.

Other principal sources of liquidity available to the Company are invested assets. Sources available are $450,000 of short-term investments, $3,141,00 of investments held for sale at market and $1,893,000 of equity securities. Other sources are maturities of the fixed maturity portfolio. As of June 30, 1995, the Company had $5,164,000 of fixed maturities matured compared to $17,313,000 in the same period one year ago.

The principal requirement for liquidity in connection with the Company's insurance operations is its contractual obligations to policyholders and annuitants, including payments of surrender benefits, policyholder dividends, claims under outstanding insurance policies and annuities, and policy loans. Policyholder surrender benefits totalled $8,928,000 as of June 30, 1995, and $9,386,000 as of June 30, 1994. The Company believes that it maintains adequate liquidity to pay anticipated benefits and claims to policyholders and annuitants.

The Company had net cash provided by (used in) operating activities of $(3,571,000) and $1,392,000 as of June 30, 1995 and 1994, respectively. The net cash provided by (used in) operating activities, interest credited to account balances and net policholder contract deposits of the Company's insurance subsidiaries after the payment of policyholder withdrawals, equalled $3,939,000 and $7,029,000 as June 30, 1995 and 1994, respectively. This measurement of cash flow indicates the performance of the Company's insurance operations as well as the Company's universal life production. The decrease in 1995 compared to 1994 is due to a decline in first year premium production.

Policy acquisition costs deferred decreased significantly when comparing the six months of 1995 to 1994. The decrease is due to two factors. The decline in first year production as was discussed in the operating activities of the Company. The decline is also the result of a change in the commission structure. The commission structure was changed in reference to the products that are being marketed currrently compared to the first six months of 1994.

Management believes that the overall sources of liquidity available to the Company will continue to be more than sufficient to satisfy its financial obligations and operating expenses.


RESULTS OF OPERATIONS


Year-to-date 1995 compared to 1994:

(a)  Revenues:

Revenues increased slightly during first six months of 1995 compared to the same period one year ago. The increase in net investment income contributed to increase revenues.

Premium income, net of reinsurance, decreased 5% during the first six months of 1995 compared to the same period of 1994. The decrease in premium income was expected by management. In late 1994, the Company discontinued marketing the traditional and interest sensitive whole life products. The Company is currently marketing three universal life insurance products. Universal life insurance products contribute only cost of insurance charges to the premium income line item.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive whole life and universal life products, increased 8% for the first six months of 1995 compared to the first six months of 1994. The Company is currently marketing three universal life insurance products. In late 1994, the Company discontinued marketing the traditional whole life and interest sensitive whole life insurance products.

Net investment income increased 15% during the first six months of 1995 compared to the same period of 1994. The increase is attributable to the acquisition of ITAC at July 31, 1994 and to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.

The Company's investments are generally managed to match related insurance and contract holder liabilities. The overall annualized gross investment yields as of June 30, 1995 and June 30, 1994, are 7.18% and 7.20%, respectively. The Company in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the Company's insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to

6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

The Company realized $5,000 of investment gains during the first six months of 1995 compared to realized investment gains of $195,000 in the same period in 1994. The realized gains in 1994 is attributable to the sale of F&R at March 31, 1994. The realized gains in 1995 is attributable to three fixed maturities that were written-off in prior periods but the Company was able to recover full face value. The realized investment gains in 1995 were offset by realized investment losses that were attributable to securities in the bond portfolio that were called by the issuer prior to maturity.


(b)  Expenses:

Expenses increased 13% during the first six months of 1995, compared to the same period in 1994. The increase in expenses is due to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

Life benefits and reinsurance benefits and claims decreased 5% for first six months of 1995, compared to the same period in 1994. A factor that is contributing to decrease life and annuity benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited to the policies involved. The life insurance and annuity products are continuing to credit interest at 6% in 1995. By maintaining the credited interest rates at 6%, it has enabled the Company to achieve larger interest spreads.

There are several factors that contributed to increase life benefits. The first factor is that the Company's mortality experience increased $1,420,000 in the current period compared to the previous year.

The second factor is that during the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to attempt to acquire as many of the policies as possible. As of July 31, 1995, there remained policies which represented $6,800,000 of the original face amount of these policies which the Company has either determined that the insurer has bad health or the owners have not yet been contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through June 30, 1995, the Company paid an additional $447,000 for the acquisition of these policies and $429,000 in legal fees that is reported in the general expense line item.

Dividends to policyholders increased 27% for first six months of 1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs increased 36% for first six months of 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Operating expenses increased 46% for the period. There are several factors that are contributing to the increase in operating expenses. Through June 30, 1995, the Company paid $429,000 in legal fees for the acquisition of certain policies and the defense of related legal issues. Please refer to the notes to the consolidated financial statements and the analysis of life benefits expense in the management's discussion and analysis for a detailed explanation.

The other factor contributing to the increase in operating expenses is that the portfolio of products that we are currently marketing do not defer as much acquisition costs for future periods.

Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of June 30, 1995, the Company controls four insurance companies.

Interest expense increased 4% for 1995 compared to 1994. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of June 30, 1995, the interest rate on the senior debt had increased to 10% compared to 7% one year ago. The Company has reduced its senior debt $2,900,000 within the last twelve months.


(c)  Net (loss) income:

The Company recorded a net loss of $1,420,000 during the first six months of 1995 compared to net income $1,196,000 for the same period in 1994. The decline in results is attributable to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

Second quarter 1995 compared to second quarter 1994:

(a)  Revenues:

Revenues decreased 5% during the second quarter of 1995 compared to the second
quarter  of 1994.   Net  investment income  contributed to  increase revenues, while premium income net of reinsurance premiums declined.

Premium income, net of reinsurance, decreased 13% during the second quarter of 1995 compared to the second quarter of 1994. The decrease in premium income was expected by management. In late 1994, the Company discontinued marketing the traditional and interest sensitive products. The Company is currently marketing three universal life insurance products. Universal life insurance products do not contribute to premium income.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive and universal life products, increased 6% for the second quarter of 1995 compared to the second quarter of 1994. The Company is currently marketing three universal life products. In late 1994, the Company discontinued marketing the traditional and interest sensitive products.

Net investment income increased 13% during the second quarter of 1995 compared to the second quarter of 1994. The increase is attributable to the acquisition of ITAC at July 31, 1994 and to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.

The Company's investments are generally managed to match related insurance and contract holder liabilities. The overall annualized gross investment yields as of second quarter 1995 and 1994, are 7.18% and 7.46%, respectively. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

The Company realized $61,000 of investment losses during the second quarter of 1995 compared to realized investment losses of $170,000 in the same period in 1994. The realized losses in both periods were attributable to securities in the bond portfolio that were called by the issuer prior to maturity.

(b)  Expenses:

Expenses increased 9% during the second quarter of 1995, compared to second quarter 1994. The increase in expenses is due to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

Life benefits and reinsurance benefits and claims decreased 15% the for second quarter of 1995, compared to second quarter 1994. A factor that is contributing to decrease benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited to the policies involved. The life insurance and annuity products are continuing to credit interest at 6% in 1995. By maintaining the credited interest rates at 6%, it has enabled the Company to achieve larger interest spreads.

Dividends to policyholders increased 35% for second quarter 1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs increased 45% for second quarter 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Operating expenses increased 63% for the period. The increase in operating expenses is related to increased legal fees incurred regarding the legal matters discussed in the Notes to the Financial Statements.

Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of June 30, 1995, the Company controls four insurance companies.

Interest expense decreased slightly for 1995 compared to 1994. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of June 30, 1995, the interest rate on the senior debt had increased to 10% compared to 7% one year ago.

(c)  Net (loss) income:

The Company recorded net losses of $1,545,000 during the second quarter of
1995 compared  to net income  of $427,000 for  the same period  in 1994.   The
decline in results is attributable to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

FINANCIAL CONDITION


(a)  Assets:

The Company's financial position at June 30, 1995, reflected an increase in assets and liabilities compared to December 31, 1994.

As of June 30, 1995 and December 31, 1994, invested assets represented approximately 72% of consolidated assets. As of June 30, 1995, fixed maturities and investments held for sale represented 79% of total invested assets.

Invested assets changed very little through second quarter 1995 compared to December 31, 1994. The Company acquired $1,000,000 of American General Capital Corporation's preferred stock. Mortgage loans declined 7% due to refinancing activity. The Company does not actively solicit new mortgage loans.

Other accounts and notes receivable decreased $274,000 at June 30, 1995 compared to December 31, 1994. The decrease is due to a change in Company policy during 1994 as to how the agents are advanced on submitted insurance applications. The change in Company policy enables the Company to better control advances made to agents.

Deferred policy acquisition costs ("DPAC") decreased approximately $1,036,000 through the second quarter of 1995 compared to December 31, 1994. DPAC will increase due to new business and will decrease due to amortization in relation to insurance in force. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.


(b)  Liabilities:

Liabilities increased slightly through second quarter of 1995 compared to December 31, 1994. Future policy benefits represented 82% of total liabilities at June 30, 1995 and 81% at December 31, 1994. Future policy benefits will increase related to growth in and duration of insurance in force and decrease from reserves released on deaths and other policy terminations.

Policyholders' dividend accumulations increased 5% through second quarter of 1995 compared to December 31, 1994. The policyholder dividend accumulation originates from the policy-owner selecting the option to have their dividend deposited with the insurance company to accumulate with interest. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increase significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Deferred income  taxes  decreased  approximately  $906,000.   A  deferred  tax
liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of this liability is based on provisions of the enacted tax law. Primary items affecting deferred taxes of the Company are deferred policy acquisition costs and future policy benefits.

Notes payable decreased $903,000 through second quarter of 1995 compared to December 31, 1994. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. No payments are due on Company debt until June 1996.


(c)  Shareholders' Equity:

Overall shareholders' equity decreased 3% through second quarter 1995 compared to December 31, 1994. Accumulated deficit increased 12% through second quarter 1995 compared to December 31, 1994, while unrealized depreciation of equity securities decreased significantly.


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

The Board of Directors of CIC, ITI and UGIC ("the Affiliates"), by resolution adopted at their meetings of the Board of Directors on June 7, 1994, unanimously approved a Plan of Liquidation and Dissolution ("the Plan"). The affirmative vote of the majority of the outstanding shares of the Affiliates will be required for adoption of the Plan. Subject to proxy requirements, the matter will be brought before the Affiliate's shareholders at a Special Meeting of Shareholders of the Affiliates scheduled for August 15, 1995. Each affiliate is currently the indirect owner of FCC's common stock. The only assets held by the Affiliates is stock in its subsidiary (see Organizational Chart). If the Plan is adopted, each shareholder of the Affiliates will own directly the same proportionate share of FCC's common stock.

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

UG has filed an Answer to this potential class action. UG believes that it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, summary judgment was granted to dismiss the case.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds.

                                  SIGNATURES


      Pursuant  to the requirements of  the Securities   Exchange Act of 1934,
the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        FIRST COMMONWEALTH CORPORATION
                                 (Registrant)







Date   August 11, 1995                  By /s/ Thomas F. Morrow
                                               Thomas F. Morrow
                                               Chief Operating Officer, Vice
                                                 Chairman and Treasurer





Date   August 11, 1995                  By /s/ James E. Melville
                                               James E. Melville
                                               Senior  Executive  Vice
                                                 President and Chief Financial
                                                 Officer