Form 10-Q/A
period 1995-06-30
FIRST COMMONWEALTH CORP
filed 1995-09-26
CIK 200776

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


The undersigned registrant hereby amends the June 30, 1995 filing of Form 10-Q to attach the Financial Data Schedule, Exhibit 27.

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


                                     INDEX




Part I:   Financial Information


          Consolidated Balance Sheets - June 30, 1995, and
          December 31, 1994 . . . . . . . . . . . . . . . . . . . .    3


          Consolidated Statements of Operations for the six months
          and three months ended June 30, 1995 and 1994 . . . . . .    4


          Consolidated Statements of Cash Flows for the six months
          ended June 30, 1995 and 1994 . . . . . . . . . . . . . . .   5


          Notes to Financial Statements . . . . . . . . . . . . . .    6


          Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . .   13



Part II:  Other Information

          Legal Proceedings . . . . . . . . . . . . . . . . . . . .   22

          Signatures. . . . . . . . . . . . . . . . . . . . . . . .   24



Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . .   25

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





                        FIRST COMMONWEALTH CORPORATION
                                 (Registrant)







Date   September 25, 1995                  By /s/ Thomas F. Morrow
                                               Thomas F. Morrow
                                               Chief Operating Officer, Vice
                                                 Chairman and Treasurer





Date   September 25, 1995                  By /s/ James E. Melville
                                               James E. Melville
                                               Senior  Executive  Vice
                                                 President and Chief Financial
                                                 Officer