Form 10-Q
period 1995-09-30
FIRST COMMONWEALTH CORP
filed 1995-11-13
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549


                                      FORM 10-Q

                    QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1995          Commission FileNo. 0-5392




                           FIRST COMMONWEALTH CORPORATION
               (Exact Name of Registrant as specified in its Charter)

                Virginia                                  54-0832816
      (State or other jurisdiction                     (I.R.S.Employer
     incorporation or organization)                  Identification No.)


   P.O. Box 5147, Springfield, Illinois                      62705
 (Address of principal executive offices)                  (ZipCode)




    Registrant's telephone number, including area code:  (217)786-4300



Indicate by check mark whether the Registrant (1) has filedall reports required to be filed by Section 13 or 15(d) of the SecuritiesExchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has beensubject to such filing requirements for the past 90 days.

                     YES  X                         NO


Indicate the number of shares outstanding of each of theRegistrant's classes of common stock, as of the latest practicable date.

          Shares outstanding at October 31, 1995:    23,967,545

                  Class A common, par value $1 per share

                      FIRST COMMONWEALTH CORPORATION
                              (the "Company")


                                   INDEX




Part I: Financial Information


     Consolidated Balance Sheets - September 30, 1995, and
     December 31, 1994 . . . . . . . . . . . . . . . . . . . .   3

     Consolidated Statements of Operations for the nine months
     and three months ended September 30, 1995 and 1994  . . .   4

     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1995 and 1994 . . . . . . . . . . . .   5


     Notes to Financial Statements . . . . . . . . . . . . . .   6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations . . . . . .  13


PART II:  Other Information

     Legal Proceedings . . . . . . . . . . . . . . . . . . . .  22

     Signatures. . . . . . . . . . . . . . . . . . . . . . . .  23

                         PART 1.  FINANCIAL INFORMATION
                         Item 1.  Financial Statements

                         FIRST COMMONWEALTH CORPORATION
                              AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                              September 30,      December 31,
ASSETS                                            1995               1994


Investments:
   Fixed maturities at amortized cost
    (market $186,986,521 and $172,822,882)   $  186,298,717    $  183,926,694
   Equity securities at market
    (cost $1,246,164 and $395,846)                1,877,477           911,012
   Mortgage loans on real estate at
    amortized cost                               14,309,461        15,822,056
   Investment  real estate, at cost, net of
    accumulated depreciation                     12,038,779        11,712,847
   Real estate acquired in satisfaction of
    debt, at cost net of accumulated
    depreciation                                  5,323,762         5,620,101
   Policy loans                                  16,614,178        16,338,632
   Short term investments                           425,000           350,000
   Investments held for sale at market
    (cost $3,001,497 and $3,450,273)              2,988,146         3,337,672
                                                239,875,520       238,019,014

   Cash and cash equivalents                     15,133,692        11,214,850
   Investment in parent                             350,000         3,812,500
   Indebtedness of affiliates, net                  222,833           183,916
   Accrued investment income                      3,926,920         3,447,017
   Reinsurance receivables:
     Future policy benefits                      13,427,627        12,818,658
     Unpaid policy claims and benefits              856,683           975,613
     Paid policy claims and benefits                158,208           125,355
   Other accounts and notes receivable              121,854           408,131
   Deferred policy acquisition costs             40,636,388        41,885,887
   Value of agency force acquired                 6,566,343         6,796,120
   Costs in excess of net assets purchased,
    less accumulated amortization                10,985,015        11,319,999
   Other assets                                   1,504,909           960,206
         Total assets                        $  333,765,992    $  331,967,266

LIABILITIES AND SHAREHOLDERS' EQUITY
   Policy liabilities and accruals:
    Future policy benefits                   $  241,321,111    $  233,266,922
    Policy claims and benefits payable            3,215,497         3,207,014
    Other policyholder funds                      3,196,966         3,184,731
    Dividend and endowment accumulations         11,825,073        10,738,903
   Income taxes payable                             200,542           237,846
   Deferred income taxes                          7,055,520         9,000,149
   Notes payable                                 20,624,810        21,529,189
   Other liabilities                              4,956,512         6,025,463
         Total liabilities                      292,396,031       287,190,217
Minority interests in consolidated
 subsidiaries                                     1,552,445         1,470,812


SHAREHOLDERS' EQUITY

  Common stock - $1 par value per share.
   Authorized 25,000,000 shares - 23,967,545
   and 24,340,051 shares issued and outstanding
   after deducting treasury shares of 372,506
   and 0                                         23,967,545        24,340,051
   Additional paid-in capital                    28,498,565        31,588,559
   Unrealized depreciation of equity securities
    and investments held for sale of affiliates    (216,136)         (423,916)
   Accumulated deficit                          (12,432,458)      (12,198,457)
         Total shareholders' equity              39,817,516        43,306,237
Total liabilities and shareholders' equity   $  333,765,992    $  331,967,266

                              See accompanying notes.

                           FIRST COMMONWEALTH CORPORATION
                                 AND SUBSIDIARIES
                        Consolidated Statements of Operations


                          Three Months Ended          Nine Months Ended
                      September 30, September 30,  September 30, September 30,
                          1995          1994           1995          1994


Revenue

 Premium income       $ 8,629,132   $ 8,567,453    $ 27,703,013  $ 28,750,693
 Reinsurance premium   (1,557,080)   (1,347,661)     (3,947,584)   (4,045,157)
 Other considerations     837,140       749,682       2,464,463     2,280,594
 Other considerations
  paid to reinsurers      (40,389)      (58,666)       (140,063)     (176,220)
 Net investment income  3,746,400     3,622,195      11,486,395    10,340,152
 Realized investment
  gains (losses)          (64,002)     (230,361)        (58,706)      (35,791)
 Other income               3,985        (5,360)         30,782        71,939
                       11,555,186    11,297,282      37,538,300    37,186,210


Benefits and expenses:

 Benefits, claims and
  settlement expenses:
   Life                 6,367,028     8,440,990      22,013,733    24,340,638
   Annuity                446,208       510,365       1,386,646     1,184,136
   Reinsurance benefits
    and claims           (843,623)     (886,972)     (2,498,439)   (2,395,100)
   Dividends to policy
    holders             1,044,457       930,540       3,280,224     2,689,117
 Commissions and
  amortization of
  deferred policy
  acquisition costs     1,764,387     1,772,982       6,461,334     5,229,913
 Amortization of agency
  force                    81,364        24,979         229,777       118,167
 Operating expenses     2,025,224     2,345,992       7,323,603     5,966,606
 Interest expense         476,624       505,228       1,441,321     1,434,544
                       11,361,669    13,644,104      39,638,199    38,568,021
Income (loss) before
 income taxes and
 minority interest        193,517    (2,346,822)     (2,099,899)   (1,381,811)
Credit (provision) for
 income taxes           1,034,303       248,761       1,939,899       559,781
Minority interest in
 income of consolidated
 subsidiaries             (41,606)        7,374         (74,001)      (73,144)

Net income (loss)     $ 1,186,214  $ (2,090,687)    $  (234,001)  $  (895,174)

Net income (loss)
 per common share     $      0.05  $      (0.09)    $     (0.01)  $     (0.04)

Average common
 shares outstanding    24,526,304    24,340,051      24,404,182    24,340,051


                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                              September 30,      September 30,
                                                  1995               1994
Increase (decrease) in cash and cash
 equivalents
Cash flows from operating activities:
   Net loss                                  $    (234,001)     $    (895,174)
   Adjustments to reconcile net loss to net
    cash provided by (used in) operating
    activities net of changes in assets and
    liabilities resulting from the sales and
    purchases of subsidiaries:
      Charges for mortality and administration
       of universal life and annuity products   (7,351,824)        (7,363,361)
      Change in policy liabilities               3,983,662         12,170,786
      Change in reinsurance receivables           (522,892)        (1,093,940)
      Amortization of goodwill, net                334,984            358,507
      Minority interest74,001 73,144
      Change in accrued investment income         (479,903)          (882,541)
      Depreciation                                 399,775            492,546
      Change in federal income tax liability    (1,981,933)          (556,937)
      Realized (gains) losses                       58,706             35,791
      Policy acquisition costs deferred         (1,862,000)        (3,740,663)
      Amortization of deferred acquisition
       costs                                     3,111,499          2,599,378
      Amortization of value of agency force        229,777            118,167
      Change in indebtedness of affiliates, net    (38,917)           171,872
      Premiums, operating receivables,
       commissions, general expenses, and other
       assets and liabilities                     (878,424)           314,689
Net cash provided by (used in) operating
  activities                                    (5,157,490)         1,802,264

Cash flows from investing activities:
   Proceeds from investments sold and matured:
    Investments held for sale matured              101,849                  0
    Fixed maturities sold                                0                  0
    Fixed maturities matured                     9,226,009         20,000,162
    Equity securities                              104,260                  0
    Mortgage loans                               1,917,743          3,672,114
    Real estate                                    897,183          2,219,794
    Collateral loans                                     0                  0
    Policy loans                                 3,269,380          3,103,281
    Short term                                     200,000            963,856

Total proceeds from investments sold and
  matured                                       15,614,575         29,959,207

  Cost of investments acquired:
    Fixed Maturities                           (11,994,414)       (46,536,690)
    Equity Securities                           (1,000,000)                 0
    Mortgage Loans                                (405,148)        (5,359,481)
    Real Estate                                 (1,065,675)        (3,096,136)
    Policy Loans                                (3,572,857)        (2,942,617)
    Short Term                                    (125,000)          (575,000)
Total cost of investments acquired             (18,163,094)       (58,509,924)
Cash of subsidiary at date of sale                       0         (3,134,343)
Cash received in sale of subsidiary                      0          3,978,586
Cash of subsidiary at date of acquisition                0          2,965,115
Net cash used in investing activities           (2,548,519)       (24,741,359)

Cash flows from financing activities:
    Policyholder contract deposits              19,273,756         18,403,305
    Policyholder contract withdrawals          (11,517,370)       (16,583,265)
    Interest credited to account balances        4,772,844          4,720,485
    Payments on principal of notes                (904,379)            (4,250)
    Net cash provided by financing activities   11,624,851          6,536,275
Net increase (decrease) in cash and cash
 equivalents                                     3,918,842        (16,402,820)
Cash and cash equivalents at beginning of
 year                                           11,214,850         30,511,972
Cash and cash equivalents at end of year     $  15,133,692      $  14,109,152

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

At September 30, 1995, the  parent, significant subsidiaries and affiliates of
First   Commonwealth   Corporation   were  as   depicted   on   the  following
organizational chart.

United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 72% of First Commonwealth Corporation ("FCC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.  FIXED MATURITIES AND INVESTMENTS HELD FOR SALE

As of September 30, 1995, fixed maturities and investments held for sale represented 79% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1995, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.  MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $14,309,000 in mortgage loans and $17,363,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 4% and 5% of the total assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $685,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 5% of the total portfolio. The Company has 3 loans for approximately $104,000 which are under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses on delinquent loans are established based on management's analysis of the loan balances and what is believed to be the realizable value of the property should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly case by case analysis of the likelihood of repayment.

The following tables show the distribution of mortgage loans and real estate by type.

           MORTGAGE LOANS                 AMOUNT        % OF TOTAL
           FHA/VA                     $    798,968           6%
           Commercial                 $  3,421,181          24%
           Residential                $ 10,089,312          70%



           REAL ESTATE                    AMOUNT        % OF TOTAL
           Home Office                $  2,807,286          16%
           Commercial                 $  2,451,462          14%
           Residential development    $  6,780,031          39%
           Foreclosed real estate     $  5,323,762          31%

4.  LONG-TERM DEBT

At September 30, 1995, the Company has $20,625,000 in long term debt outstanding. The debt is comprised of the following components:

      Senior debt                                     $ 11,400,000
      Subordinated 10 yr. notes                          5,670,000
      Subordinated 20 yr. notes                          3,530,000
      Encumbrance on real estate                            25,000
                                                      $ 20,625,000


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


5.  COMMITMENTS AND CONTINGENCIES

During the third quarter of 1994, the Company became aware that certain new insurance business was being solicited by certain agents of UG and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation
of statutory reserves.   Nevertheless, management has determined it is in the
best interest of the Company to attempt to acquire as many of the policies as possible. As of September 30, 1995, there remained approximately $4,728,000 of the original face amount which the Company has either determined to have bad health or not yet contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through September 30, 1995, the Company spent an additional $1,158,000 for the purchase of the policies and legal costs.

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


6.  . Plan of Liquidation and Dissolution of Affiliates

The Board of Directors of CIC, ITI and UGIC ("the Affiliates"), by resolution adopted at their meetings of the Board of Directors on June 7, 1994, unanimously approved a Plan of Liquidation and Dissolution ("the Plan"). An affirmative vote of the majority of the outstanding shares of the Affiliates was received from shareholders at a Special Meeting of Shareholders of the Affiliates on August 15, 1995. Each affiliate was the indirect owner of FCC's common stock. The only assets held by the Affiliates prior to dissolution, was stock in its subsidiary. Each shareholder of the Affiliates now own directly the same proportionate share of FCC's common stock.

The liquidation and dissolution of the Affiliates significantly streamlined the organization of the UTI holding company system by eliminating three holding companies from the system. The elimination of the Affiliates will reduce filing fees and administrative expenses of the holding company system associated with the continued existence of such companies, including fees and expenses in connection with the filing of annual, quarterly and periodic reports with the Securities and Exchange Commission and mailings to public shareholders. UTG owns approximately 72% of the common stock of FCC.

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


LIQUIDITY AND CAPITAL RESOURCES:

HOLDING COMPANY OPERATIONS

FCC's principal need for liquidity consists of its debt service obligations under its senior indebtedness, subordinated indebtedness and operating expenses. The unpaid principal of the Senior Loan totalled $12,300,000 at December 31, 1994 and $11,400,000 at September 30, 1995. The unpaid principal of the subordinated indebtedness totalled $9,200,000 at December 31, 1994 and is unchanged as of September 30, 1995.

FCC's principal source of liquidity consists of management fees and dividends derived from its affiliates. Through September 30, 1995, FCC had not received a dividend but had received net management fees of $8,195,000 compared to $7,924,000 through September 30, 1994.

The payment of cash dividends to shareholders by FCC is not legally restricted. At September 30, 1995 and December 31, 1994, substantially all of consolidated stockholders' equity of FCC represented net assets of its subsidiaries. FCC's 100% owned insurance subsidiary is UG. UG's dividend limitations are described below.

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

The FCC senior debt bears interest at a variable per annum rate equal to 1% over the variable per annum rate of interest most recently announced by the First Bank of Missouri as its "Base Rate". As of September 1, 1995, the interest rate on the senior debt had increased to 9 3/4% compared to 7% one year ago. On December 2, 1994, FCC prepaid $2,000,000 of the $2,900,000 scheduled principal payment due June 1, 1995. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. The next scheduled principal payment is not due until June 1, 1996. The principal amount of the FCC Senior Debt to outside parties was $11,300,000 and $10,400,000 at December 31, 1994, and September 30, 1995, respectively.

Management believes that it will be able to continue to service this debt in the future.

The Board of Directors of CIC, ITI and UGIC ("the Affiliates"), by resolution adopted at their meetings of the Board of Directors on June 7, 1994, unanimously approved a Plan of Liquidation and Dissolution ("the Plan"). An affirmative vote of the majority of the outstanding shares of the Affiliates was received from shareholders at a Special Meeting of Shareholders of the Affiliates on August 15, 1995. Each affiliate was the indirect owner of FCC's common stock. The only assets held by the Affiliates prior to dissolution, was stock in its subsidiary. Each shareholder of the Affiliates now own directly the same proportionate share of FCC's common stock.

The liquidation and dissolution of the Affiliates significantly streamlined the organization of the UTI holding company system by eliminating three holding companies from the system. The elimination of the Affiliates will reduce filing fees and administrative expenses of the holding company system associated with the continued existence of such companies, including fees and expenses in connection with the filing of annual, quarterly and periodic reports with the Securities and Exchange Commission and mailings to public shareholders. UTG owns approximately 72% of the common stock of FCC.


INSURANCE OPERATIONS

The primary sources of liquidity for the insurance subsidiaries include their operating cash flows, financing cash flows, dividends, and short-term investments, which principally consist of certificates of deposit. The net cash provided by (used in) operating activities equalled ($5,157,000) during the first nine months of 1995, compared to $1,802,000 in the same period one year ago.

The net cash used in investing activities equalled $2,549,000 during the first nine months of 1995, compared to $24,741,000 as of September 30, 1994. As of September 30, 1995, the Company has $15,134,000 in cash and cash equivalents, which represents 5% of total assets.

Other principal sources of liquidity available to the Company are invested assets. Sources available are $425,000 of short-term investments, $2,988,000 of investments held for sale at market and $1,877,000 of equity securities. Other sources are maturities of the fixed maturity portfolio. As of September 30, 1995, the Company had $9,226,000 of fixed maturities matured compared to $20,000,000 in the same period one year ago.

The principal requirement for liquidity in connection with the Company's insurance operations is its contractual obligations to policyholders and annuitants, including payments of surrender benefits, policyholder dividends, claims under outstanding insurance policies and annuities, and policy loans. Policyholder surrender benefits totalled $11,877,000 as of September 30, 1995, and $13,282,000
as of  September 30,  1994.   The Company believes that it maintains adequate
liquidity to pay anticipated benefits and claims to policyholders and annuitants.

The Company had net cash provided by (used in) operating activities of ($5,157,000) and $1,802,000 as of September 30, 1995 and 1994, respectively.
The net cash provided by (used in) operating activities, interest credited to account balances and net policholder contract deposits of the Company's insurance subsidiaries after the payment of policyholder withdrawals, equalled $7,372,000 and $8,343,000 as September 30, 1995 and 1994, respectively. This measurement of cash flow indicates the performance of the Company's insurance operations as well as the Company's universal life production. The decrease in 1995 compared to 1994 is due to a decline in first year premium production.

Policy acquisition costs deferred decreased significantly when comparing the nine months of 1995 to 1994. The decrease is due to two factors. The decline in first year production as was discussed in the operating activities of the Company. The decline is also the result of a change in the commission structure. The commission structure was changed in reference to the products that are being marketed currrently compared to the first nine months of 1994.

Management believes that the overall sources of liquidity available to the Company will continue to be more than sufficient to satisfy its financial obligations and operating expenses.


RESULTS OF OPERATIONS

Year-to-date 1995 compared to 1994:

(a)  Revenues:

Revenues increased slightly during first nine months of 1995 compared to the same period one year ago. The increase in net investment income contributed to increase revenues.

Premium income, net of reinsurance, decreased 4% during the first nine months of 1995 compared to the same period of 1994. The decrease in premium income was expected by management. In late 1994, the Company discontinued marketing the traditional and interest sensitive whole life products. The Company is currently marketing three universal life insurance products. Universal life insurance products contribute only cost of insurance charges to the premium income line item.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive whole life and universal life products, increased 10% for the first nine months of 1995 compared to the first nine months of 1994. The Company is currently marketing three universal life insurance products. In late 1994, the Company discontinued marketing the traditional whole life and interest sensitive whole life insurance products.

Net investment  income increased  11% during  the  first nine  months of  1995
compared to  the same  period of 1994.   The increase  is attributable  to the
acquisition  of

ITAC at July 31, 1994 and to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.

The Company's investments are generally managed to match related insurance and contract holder liabilities. The overall annualized gross investment yields as of September 30, 1995 and September 30, 1994, are 7.17% and 7.19%, respectively. The Company in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the Company's insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. Minimum interest spreads between earned and credited rates are 1% to 1.5%. The Company continually assesses investment yields, and when necessary takes action to reduce credited interest rates on its insurance products to preserve targeted spreads. Credited rates are established by the Board of Directors. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies that the Company has in force and will write in the future.

The Company realized $59,000 of investment losses during the first nine months of 1995 compared to losses of $36,000 in the same period in 1994. In 1995, the Company was able to recover full face value of three fixed maturities that were written-off in prior periods. The realized investment gains in 1995 were offset by realized investment losses that were attributable to securities in the bond portfolio that were called by the issuer prior to maturity.


(b)  Expenses:

Expenses increased 3% during the first nine months of 1995, compared to the same period in 1994. The increase in expenses is due to the increase in commissions and amortization of deferred policy acquisition costs and operating expenses.

Life benefits and reinsurance benefits and claims decreased 11% for first nine months of 1995, compared to the same period in 1994. The Company's mortality experience decreased $592,000 in the current period compared to the previous year. Another factor that is contributing to decrease life and annuity benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited to the policies involved. The life insurance and annuity products are continuing to credit interest at 6% in 1995. By maintaining the credited interest rates at 6%, it has enabled the Company to achieve larger interest spreads.

There is one item that contributed to increase life benefits. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent less than 1/2 of 1% of the insurance in force of the Company. Management's analysis of the business in force indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to attempt to acquire as many of the policies as possible. As of September 30, 1995, there remained policies which represented $4,728,000 of the original face amount of these policies which the Company has either determined that the insurer has bad health or the owners have not yet been contacted by the Company regarding a possible repurchase of the insurance policy.

During 1994, the Company authorized $1,250,000 for the acquisition of these policies. At December 31, 1994, the Company had $227,961 remaining for the purchase of these policies. Through September 30, 1995, the Company paid an additional $562,000 for the acquisition of these policies and $596,000 in legal fees that is reported in the general expense line item.

Dividends to policyholders increased 22% for first nine months of 1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs increased 24% for first nine months of 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Operating expenses increased 23%  for the period.   There are several  factors
that are contributing to the increase in operating expenses. Through September 30, 1995, the Company paid $596,000 in legal fees for the acquisition of certain policies and the defense of related legal issues. Please refer to the notes to the consolidated financial statements and the analysis of life benefits expense in the management's discussion and analysis for a detailed explanation.

The other factor contributing to the increase in operating expenses is that the portfolio of products currently being marketed do not defer as much acquisition costs for future periods.

Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of September 30, 1995, the Company controls four insurance companies.

Interest expense increased slightly for 1995 compared to 1994. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of September 30, 1995, the interest rate on the senior debt had increased to

9 3/4% compared to 7% one year ago. The Company has reduced its senior debt $2,900,000 within the last twelve months.


(c)  Net (loss) income:

The Company recorded a net loss of $234,000 during the first nine months of 1995 compared to a net loss of $895,000 for the same period in 1994. The improvement in results is attributable to the decrease in mortality and the increase in net investment income.

Third quarter 1995 compared to third quarter 1994:

(a)  Revenues:

Revenues increased  2% during the third quarter of  1995 compared to the third
quarter  of 1994.   Net  investment income  contributed to  increase revenues, while premium income net of reinsurance premiums declined.

Premium income, net of reinsurance, decreased 2% during the third quarter of 1995 compared to the third quarter of 1994. The decrease in premium income was expected by management. In late 1994, the Company discontinued marketing the traditional and interest sensitive products. The Company is currently marketing three universal life insurance products. Universal life insurance products contribute only cost of insurance charges to the premium income line item.

Other considerations, net of reinsurance, consisting of administrative loads charged on interest sensitive and universal life products, increased 15% for the third quarter of 1995 compared to the third quarter of 1994. The Company
is currently  marketing three  universal life  products.   In late 1994, the
Company  discontinued  marketing  the   traditional  and  interest  sensitive
products.

Net investment income increased 3% during the third quarter of 1995 compared to the third quarter of 1994. The increase is attributable to the acquisition of ITAC at July 31, 1994 and to the Company investing a significant portion of its cash and cash equivalents in long term fixed maturities and mortgage loans during March and April of 1994.

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

The Company realized $64,000 of investment losses during the third quarter of 1995 compared to realized investment losses of $230,000 in the same period in 1994. The realized losses in both periods were attributable primarily to securities in the bond portfolio that were called by the issuer prior to maturity.


(b)  Expenses:

Expenses decreased  17% during  the third quarter  of 1995, compared  to third
quarter  1994.   The  decrease in  expenses  is due  to the  decrease  in life benefits.

Life benefits and reinsurance benefits and claims decreased 27% the for third quarter of 1995, compared to third quarter 1994. The Company's mortality experience decreased $895,000 in the current period compared to the previous period. Another factor that is contributing to decrease benefits is that the Company in 1994, lowered the interest rates credited on its interest sensitive, universal life and annuity products to a 6% interest rate. This has resulted in a lower reserve increase on these products than was experienced in the prior year as a lower interest rate is being credited to the policies involved. The life insurance and annuity products are continuing to credit interest at 6% in 1995. By maintaining the credited interest rates at 6%, it has enabled the Company to achieve larger interest spreads.

Dividends to policyholders increased 12% for third quarter 1995 compared to the same period for 1994. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A portion of the Company's insurance in force is participating insurance. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Commissions and amortization of deferred policy acquisition costs decreased slightly for third quarter 1995 compared to the same period of 1994. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.

Operating expenses decreased 14% for the period. One factor that caused operating expenses to increase is related to increased legal fees incurred regarding the legal matters discussed in the Notes to the Financial Statements.

Management continues its efforts to reduce operating costs and streamline operations. The Company was able to streamline its operations by reducing the number of companies through a series of mergers and the sale of F&R. As of September 30, 1995, the Company controls four insurance companies.

Interest expense decreased slightly for 1995 compared to 1994. The interest rate on the senior debt is the prime interest rate plus an additional 1% of interest. As of September 30, 1995, the interest rate on the senior debt had increased to 9 3/4% compared to 7% one year ago. The Company has reduced its senior debt $2,900,000 within the last twelve months.


(c)  Net (loss) income:

The Company recorded net income of $1,186,000 during the third quarter of 1995 compared to a net loss of $2,091,000 for the same period in 1994. The improvement in results is attributable to the decrease in life benefits and the increase in net investment income.


FINANCIAL CONDITION


(a)  Assets:

The Company's financial position at September 30, 1995, reflected an increase in assets and liabilities compared to December 31, 1994.

As of September 30, 1995 and December 31, 1994, invested assets represented approximately 72% of consolidated assets. As of September 30, 1995, fixed maturities and investments held for sale represented 79% of total invested assets.

Invested assets  changed very  little through third  quarter 1995  compared to
December  31, 1994.   The  Company acquired  $1,000,000  of American  General
Capital Corporation's preferred stock. Mortgage loans declined 10% due to refinancing activity. The Company does not actively solicit new mortgage loans.

Other accounts and notes receivable decreased $286,000 at September 30, 1995 compared to December 31, 1994. The decrease is due to a change in Company policy during 1994 as to how the agents are advanced on submitted insurance applications. The change in Company policy enables the Company to better control advances made to agents.

Deferred policy acquisition costs ("DPAC") decreased approximately $1,250,000 through the third quarter of 1995 compared to December 31, 1994. DPAC will increase due to new business and will decrease due to amortization in relation to insurance in force. The products that are currently being marketed are designed differently than the products offered one year ago. The current products do not defer as much acquisition costs for future periods.


(b)  Liabilities:

Liabilities increased 2% through third quarter of 1995 compared to December 31, 1994. Future policy benefits represented 83% of total liabilities at September 30, 1995 and 81% at December 31, 1994. Future policy benefits will increase related to growth in and duration of insurance in force and decrease from reserves released on deaths and other policy terminations.

Policyholders' dividend accumulations increased 10% through third quarter of 1995 compared to December 31, 1994. The policyholder dividend accumulation originates from the policy-owner selecting the option to have their dividend deposited with the insurance company to accumulate with interest. A significant portion of the participating business is relatively newer business. The dividend scale for participating policies increases significantly in the early years. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company no longer markets any participating policies.

Deferred income taxes decreased approximately $1,945,000. A deferred tax liability is recognized for the estimated future tax effects attributable to temporary differences and carryforwards. The measurement of this liability is based on provisions of the enacted tax law. Primary items affecting deferred taxes of the Company are deferred policy acquisition costs and future policy benefits.

Notes payable decreased $904,000 through third quarter of 1995 compared to December 31, 1994. On March 1, 1995, the Company prepaid the remaining $900,000 of the June 1, 1995 scheduled principal payment. No payments are due on Company debt until June 1996.


(c)  Shareholders' Equity:

Overall shareholders' equity decreased 8% through third quarter 1995 compared to December 31, 1994. Accumulated deficit increased 2% through third quarter 1995 compared to December 31, 1994, while unrealized depreciation of equity securities decreased significantly. Following the dissolution of CIC, (See
Note 6) FCC received 372,506 shares of its own stock for the 2,730 shares of CIC previously held. The FCC shares have been classified as treasury stock.


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

UG has filed an Answer to this potential class action. UG believes that it has no liability to any of the plaintiffs, or other potential class members and intends to defend the lawsuit vigorously. In June 1995, summary judgment was granted to dismiss the case.

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







Date   November 10, 1995                By /s/ Thomas F. Morrow

                                           Thomas F. Morrow
                                           Chief Operating Officer, Vice
                                           Chairman and Treasurer




Date   November 10, 1995                By /s/ James E. Melville
                                           James E. Melville
                                           Senior Executive Vice President
                                           and Chief Financial Officer