Form 10-K/A
period 1995-12-31
FIRST COMMONWEALTH CORP
filed 1996-04-16
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549



                                   FORM 10-K/A



                        AMENDMENT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                        FIRST COMMONWEALTH CORPORATION
            (Exact Name of Registrant as specified in its Charter)


                                    0-5392
                                   File No.



The undersigned  registrant hereby amends the December 31, 1995 filing of Form
10-K to  include Exhibit 27, the  Financial Data Schedule.   This amendment is
also reflected on the index page.


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             FIRST COMMONWEALTH CORPORATION
                                                       (Registrant)




                                       By:  /s/ James E. Melville
                                            James E. Melville
                                            Senior Executive Vice President
                                              and Chief Financial Officer



Date:  April 16, 1996

       This report contains
       6 pages

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


27          Financial Data Schedule



Footnote
      (1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.