Form 10-Q
period 1996-03-31
FIRST COMMONWEALTH CORP
filed 1996-05-14
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For  the Quarter Ended  March 31, 1996            Commission File No. 0-5392




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


                     Shares outstanding at April 30, 1996:
                                  23,967,885
                 Class A common, par value $1 per share

                        FIRST COMMONWEALTH CORPORATION
                                (the "Company")


                                     INDEX





      Part I:  Financial Information


            Consolidated Balance Sheets as of March 31, 1996 and
            December 31, 1995 . . . . . . . . . . . . . . . . . . . . 3


            Consolidated Statements of Operations for the three
            months ended March 31, 1996 and 1995 . . . . . . . . . . .4


            Consolidated Statements of Cash Flows for the three
            months ended March 31, 1996 and 1995 . . . . . . . . . . . 5


            Notes to Financial Statements . . . . . . . . . . . . . .  6


            Management's Discussion and Analysis of
            Financial Condition and Results of Operations . . . . . . 12



      Part II:  Other Information

            Legal Proceedings . . . . . . . . . . . . . . . . . . .   19

            Signatures. . . . . . . . . . . . . . . . . . . . . . . . 20

PART 1.  FINANCIAL INFORMATION
Item 1.  Financial Statements

FIRST COMMONWEALTH CORPORATION
AND SUBSIDIARIES

Consolidated Balance Sheets

                                                March 31,       December 31,
ASSETS                                            1996              1995

Investments:
   Fixed maturities at amortized cost
    (market $191,783,418 and $197,006,257)   $  190,786,377   $   190,558,351
   Investments held for sale:
      Fixed maturities, at market
       (cost $2,721,516 and $3,224,039)           2,675,215         3,226,175
      Equity securities, at market
       (cost $2,181,783 and $2,181,783)           1,912,552         1,946,481
   Mortgage loans on real estate
       at amortized cost                         13,555,643        13,891,762
   Investment real estate, at cost,
       net of accumulated depreciation           11,295,197        11,683,575
   Real estate acquired in satisfaction
       of debt, at cost, net of accumulated
       depreciation                               4,770,956         5,332,413
   Policy loans                                  16,927,638        16,941,359
   Short term investments                           425,000           425,000
                                                242,348,578       244,005,116

Cash and cash equivalents                        14,677,064        11,979,637
Investment in parent                                350,000           350,000
Indebtedness of affiliates, net                     210,276           162,388
Accrued investment income                         4,011,704         3,620,367
Reinsurance receivables:
     Future policy benefits                      13,718,325        13,540,364
     Unpaid policy claims and benefits              301,712           733,524
     Paid policy claims and benefits                 57,668           127,964
Other accounts and notes receivable                 942,559           963,468
Deferred policy acquisition costs                39,887,568        40,520,728
Value of agency force acquired                    6,405,123         6,485,733
Costs in excess of net assets purchased,
    net of accumulated amortization               9,959,504        10,071,170
Other assets                                      1,563,402         1,659,714
         Total assets                        $  334,433,483    $  334,220,173



LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
   Future policy benefits                    $  244,358,562    $  242,763,581
   Policy claims and benefits payable             2,042,671         3,110,378
   Other policyholder funds                       3,185,455         3,053,411
   Dividend and endowment accumulations          12,859,357        12,324,949
Income taxes payable:
      Current                                        50,000           211,979
      Deferred                                    7,418,077         7,865,853
Notes payable                                    19,521,836        20,623,328
Other liabilities                                 4,517,048         4,051,080
         Total liabilities                      293,953,006       294,004,559

Minority interests in
   consolidated subsidiaries                      1,545,288         1,530,814

Shareholders' equity:
Common stock - $1 par value per share.
  Authorized 25,000,000 shares - 23,967,885
   and 23,967,885 shares issued after deducting
   treasury shares of 372,166 and 372,166        23,967,885        23,967,885
Additional paid-in capital                       28,498,225        28,498,225
Unrealized depreciation of
  investments held for sale                        (210,402)         (131,215)
Accumulated deficit                             (13,320,519)      (13,650,095)
         Total shareholders' equity              38,935,189        38,684,800
         Total liabilities and
            shareholders' equity             $  334,433,483    $  334,220,173

                                        See accompanying notes.
                                                   3

FIRST COMMONWEALTH CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations



                                                      March 31,      March 31,
                                                        1996           1995
Revenues:

    Premium income                              $   8,928,482     $   9,822,688
    Reinsurance premium                            (1,290,979)       (1,119,356)
    Other considerations                              885,499           793,656
    Other considerations paid to reinsurers           (41,491)          (51,766)
    Net investment income                           3,982,268         3,868,022
    Net realized investment gains and (losses)         20,133            66,396
    Other income                                       70,707            14,186
                                                   12,554,619        13,393,826


Benefits and other expenses:

      Benefits, claims and settlement expenses:
         Life                                      5,760,655         6,886,696
         Reinsurance benefits and claims            (239,878)         (216,546)
         Annuity                                     411,155           416,098
         Dividends to policyholders                1,209,303         1,141,457

      Commissions and amortization of
         deferred policy acquisition costs         1,862,167         2,169,008
      Amortization of agency force                    80,610            74,583
      Operating expenses                           3,281,560         3,001,897
      Interest expense                               439,543           491,333
                                                  12,805,115        13,964,526
Loss before income taxes
   and minority interest                            (250,496)         (570,700)
Credit for income taxes                              597,726           696,436
Minority interest in income
   of consolidated subsidiaries                      (17,654)           (1,384)

Net income                                      $    329,576      $    124,352





Net income per common share                     $       0.01      $       0.01

Average common
   shares outstanding                             23,967,885        24,340,051




                                        See accompanying notes.

                          FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                        Consolidated Statements of Cash Flows

                                                   March 31,         March 31,
                                                     1996              1995
Increase in cash and cash equivalents
Cash flows from operating activities:
 Net income                                     $     329,576    $     124,352
 Adjustments to reconcile net income to net
   cash used in operating activities net of changes
   in assets and liabilities resulting from the sales
   and purchases of subsidiaries:
     Charges for mortality and administration of
       universal life and annuity products         (2,537,539)      (2,420,614)
     Change in policy liabilities and accruals         88,100        1,638,728
     Change in reinsurance receivables                324,147          105,031
     Change in indebtedness of affiliates, net        (47,888)          33,646
     Minority interest                                 17,654            1,384
     Change in accrued investment income             (391,337)        (473,315)
     Depreciation                                     123,489          139,270
     Change in income taxes payable                  (609,755)        (728,436)
     Net realized investment (gains) losses           (20,133)         (66,396)
     Policy acquisition costs deferred               (509,000)        (762,000)
     Amortization of deferred policy
      acquisition costs                             1,142,160        1,250,419
     Amortization of value of agency force             80,610           74,583
     Amortization of costs in excess of net
       assets purchased                               111,666          111,653
     Change in other assets and liabilities, net      875,814          (95,645)
Net cash used in operating activities              (1,022,436)      (1,067,340)

Cash flows from investing activities:
   Proceeds from investments sold and matured:
     Fixed maturities held for sale matured           134,283                0
     Fixed maturities sold                                  0                0
     Fixed maturities matured                      11,242,187        3,366,123
     Equity securities                                  8,990                0
     Mortgage loans                                   386,844          275,590
     Real estate                                    1,123,088          383,022
     Policy loans                                   1,049,195        1,292,540
     Short term                                             0          100,000
Total proceeds from investments sold and matured   13,810,304        5,417,275

  Cost of investments acquired:
     Fixed maturities held for sale                         0                0
     Fixed maturities                             (11,337,342)      (3,932,860)
     Equity securities                                      0                0
     Mortgage loans                                   (50,724)         (79,655)
     Real estate                                     (208,574)        (267,376)
     Policy loans                                  (1,035,474)      (1,103,024)
     Short term                                             0         (100,000)
Total cost of investments acquired                (12,632,114)      (5,482,915)
Net cash provided by (used in)
  investing activities                              1,178,190          (65,640)

Cash flows from financing activities:
  Policyholder contract deposits                    6,472,538        6,312,725
  Policyholder contract withdrawals                (4,553,787)      (3,948,502)
  Interest credited to account balances             1,724,414        1,695,703
  Proceeds from issuance of note payable              400,000                0
  Payments of principal on notes payable           (1,501,492)        (901,449)
Net cash provided by financing activities           2,541,673        3,158,477
Net increase in cash and cash equivalents           2,697,427        2,025,497
Cash and cash equivalents at beginning of period   11,979,637       11,214,850
Cash and cash equivalents at end of period      $  14,677,064    $  13,240,347

                                        See accompanying notes
                                                   5

                FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by First Commonwealth Corporation and its consolidated subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1995.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1996, the parent, significant majority-owned subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                             ORGANIZATIONAL CHART
                             AS OF MARCH 31, 1996


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

2.  FIXED MATURITIES

As of March 31, 1996, fixed maturities and fixed maturities held for sale represented 80% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.  MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $13,556,000 in mortgage loans and $16,066,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 4% and 5% of the total assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $393,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 3% of the total portfolio.

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

The following tables show the distribution of mortgage loans and real estate by type.

             Mortgage loans       Amount               % of Total
            FHA/VA            $    773,117                  6%
            Commercial        $  3,273,464                 24%
            Residential       $  9,509,062                 70%



                  Real Estate           Amount         % of Total
            Home Office             $  2,725,560             17%
            Commercial              $  2,988,234             18%
            Residential development $  5,581,403             35%
            Foreclosed real estate  $  4,770,956             30%

4.  LONG-TERM DEBT

At March 31, 1996, the Company has $19,522,000 in long term debt outstanding. The debt is comprised of the following components:

      Senior debt                                     $  9,900,000
      Subordinated 10 yr. notes                          5,370,000
      Subordinated 20 yr. notes                          3,830,000
      Notes to affiliates                                  400,000
      Encumbrance on real estate                            22,000
                                                      $ 19,522,000


The senior debt is comprised of participations of several lenders. Interest is based on 1% above the lead bank's base rate and is payable quarterly. On January 31, 1996, the Company made a principal payment of $1,500,000 on the senior debt.

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

In February 1996, FCC borrowed $400,000 from affiliates to provide additional cash for liquidity. The notes bear interest at the same rate as the senior debt, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                        Year                 Amount

                        1996             $           0
                        1997                 1,537,000
                        1998                 1,537,000
                        1999                 1,937,000
                        2000                 1,537,000


5.  COMMITMENTS AND CONTINGENCIES

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

In addition to the defamation count, Mr. Freeman alleges that UG also breached a contract by failing to pay his commissions for policies issued. Mr. Freeman claims unpaid commissions of $65,000. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000, punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all of these suits asserting various defenses and, where appropriate, counterclaims. The Freeman suit went to trial in April 1996. The jury awarded Mr. Freeman $365,000 in general damages and $700,000 in punitive damages. The Company plans to file an appeal. UG believes the ultimate settlement of these lawsuits will not have a material impact on the financial statements and intends to defend these suits vigorously.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4.4% and 3.6% as of March 31, 1996, and December 31, 1995, respectively. Fixed maturities as a percentage of total invested assets were 79% and 78% as of March 31, 1996 and December 31, 1995, respectively. Fixed maturities increased slightly in first quarter of 1996 compared to December 31, 1995.

The Company holds approximately $425,000 in short term investments with other investments maturing at varying times including bonds and mortgage loans of $10,753,000 and $523,000, respectively, maturing in one year and $89,405,000 and $2,420,000, respectively, maturing in two to five years, which in the opinion of management is sufficient to meet the Company's cash requirements.

Consolidated operating activities of the Company produced negative cash flows of ($1,022,000) and ($1,067,000) in first quarter of 1996 and 1995, respectively. The net cash provided by operating activities plus interest credited to account balances and net policyholder contract deposits after the payment of policyholder withdrawals, equalled $2,621,000 in first quarter of 1996 and $2,993,000 in first quarter of 1995. Management believes this measurement of cash flows more accurately indicates the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.

Cash provided by (used in) investing activities was $1,178,000 and ($66,000), for first quarter of 1996 and 1995, respectively. The most significant aspect of investing activities is the fixed maturity transactions. Fixed maturities account for 90% and 72% of the total cost of investments acquired in first quarter of 1996 and 1995, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments. The cash used by investing activities in the last two years was provided by investing excess cash and cash equivalents and financing activities.

Net cash provided by financing activities was $2,542,000 and $3,158,000 for first quarter of 1996 and 1995, respectively. Policyholder contract deposits increased 2% in first quarter of 1996 compared to first quarter of 1995. The increase between 1996 and 1995 is due to the change in marketing focus of the Company. All of the Company's agency forces are marketing universal life insurance products. Policyholder contract withdrawals has increased 15% in first quarter of 1996 compared to first quarter of 1995. The increase in 1996 is not attributable to any one significant event. Factors that may be causing the increase are the fluctuation of interest rates, competition and other economic factors. The Company's current marketing strategy and product portfolio is directly structured to conserve the existing customer base and at the same time increase the customer base through new policy production.

Interest credited to account balances increased 2% in first quarter of 1996 compared to first quarter of 1995. The increase in 1996 is due to the increase in policyholder contract deposits. It is expected that interest credited to account balances will continue to benefit from a reduction in interest rates credited on the Company's insurance products in January 1994. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Insurance products that the Company is issuing are crediting 6% interest and the Company is currently reviewing product interest rates.

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

The Company's Senior Debt bears interest equal to 1% over the variable per annum rate most recently announced by the First Bank of Missouri as its "Base Rate". As of March 1, 1996, the "Base Rate" was 8.25%. The principal balance of the Company's Senior Debt is payable in installments on June 1st of each year. On January 31, 1996, the Company made a principal payment of $1,500,000 on the senior debt.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995:

(a)   REVENUES

Total revenue decreased 6% when comparing first quarter of 1996 to first quarter of 1995.

Premium income, net of reinsurance premium, decreased 12% when comparing first quarter of 1996 to first quarter of 1995. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company has streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

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

Other considerations, net of reinsurance, increased 14% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased 3% when comparing first quarter of 1996 to first quarter of 1995. Although the Company sold no fixed maturities during the first quarter of 1996, it did experience a significant turnover in the portfolio. Many companies with bond issues outstanding took advantage of lower interest rates and retired older debt which carried higher rates. This was accomplished through early calls and accelerated pay-downs of fixed maturity investments.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.


(b)   EXPENSES

Total expenses decreased 8% when comparing first quarter of 1996 to first quarter of 1995.

Life benefits, net of reinsurance benefits and claims, decreased 25% when comparing first quarter of 1996 to the same period one year ago. The decrease is related to the decrease in first year premium production. Another factor that has caused life benefits to decrease is that during 1994, the Company lowered its crediting rates on interest sensitive products in response to financial market conditions. This action will facilitate the appropriate spreads between investment returns and credited interest rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Please refer to discussion of net investment income for analysis of interest spreads.

Dividends to policyholders increased approximately 6% when comparing first quarter of 1996 to first quarter of 1995. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs decreased 14% in first quarter of 1996 compared to first quarter of 1995. The Company revised its portfolio of products as previously discussed in premium income. These new products pay lower first year commissions than the products sold in prior periods. The Company did benefit from improved persistency.

Operating expenses increased 9% in first quarter of 1996 compared to first quarter of 1995. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced. The difference between the policy acquisition costs deferred in first quarter of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force of the Company. As of March 31, 1996, there remained approximately $5,738,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. The Company incurred legal costs of $82,000 and $202,000 in first quarter of 1996 and first quarter of 1995, respectively, for the legal defense of related litigation.

Interest expense decreased 10% in first quarter of 1996 compared to first quarter of 1995. On January 31, 1996, the Company made a principal payment of $1,500,000 on the senior debt.


(c)   NET INCOME

The Company had net income of $330,000 in first quarter of 1996 compared to $124,000 in first quarter of 1995. The improvement in results can be attributed to the decrease in life benefits and increase in net investment income.


FINANCIAL CONDITION

(a)  ASSETS

The Company's financial position at March 31, 1996, has had minimal change since December 31, 1995. At March 31, 1996 and December 31, 1995, cash and invested assets represented approximately 77% of consolidated assets. Cash and cash equivalents increased 22% when comparing March 31, 1996 to December 31, 1995. The increase in cash and cash equivalents is directly related to the decrease in invested assets. As of March 31, 1996 and December 31, 1995, fixed maturities represented 74% of total invested assets and cash.

By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide ample protection to policyholders. The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of March 31, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market.

The Company's fixed maturity securities include mortgage-backed bonds of $20,605,424 and $21,415,000 at March 31, 1996 and December 31, 1995,
respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Prepayment of mortgage backed securities with an amortized cost greater than par will incur a reduction in yield or loss. Those securities that have an amortized cost less than par will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative interest rate sensitivity of the underlying mortgages backing the assets and the repayment priority of the securities in the overall securitization structure.

The Company limits its credit risk by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds (i.e., mortgage-backed bonds structured to share in residual cash flows or which cover only interest payments). At March 31, 1996, the Company does not have a significant amount of higher-risk mortgage-backed bonds. There are negligible default risks in the Company's mortgage-backed bond portfolio as a whole. The vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Mortgage loans decreased 2% in first quarter of 1996 as compared to December 31, 1995. The Company is not actively seeking new mortgage loans, and the decrease is due to early pay-offs from mortgagee's seeking refinancing at lower interest rates. All mortgage loans held by the Company are first position loans. The Company has $420,000 in mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure, this represents approximately 3% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased 6% in first quarter of 1996 compared to December 31, 1995. The decrease is primarily due to the sale of two commercial properties.

Policy loans decreased slightly in first quarter of 1996 compared to December 31, 1995. There is no single event that caused policy loans to increase. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Cost in excess of net assets purchased decreased 1% in first quarter of 1996 compared to December 31, 1995. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.

Deferred policy acquisition costs decreased slightly in first quarter of 1996 compared to December 31, 1995. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.

(b)  LIABILITIES

Total liabilities decreased slightly in first quarter of 1996 compared to December 31, 1995. Future policy benefits increased less than 1% in first quarter of 1996 and represented 80% of total liabilities at March 31, 1996. Management expects future policy benefits to increase in the future due to the aging of the volume of insurance in force and continued production by the Company's sales force.

Policy claims and benefits payable decreased 34% in first quarter of 1996 compared to December 31, 1995. There is no single event that caused this item to decrease. Policy claims vary from year to year and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Dividend and endowment accumulations increased 4% in first quarter of 1996 compared to December 31, 1995. The increase is attributed to the significant amount of participating business the Company has in force. There are generally four options a policyholder can select to pay policy dividends. Over 47% of all dividends paid were put on deposit to accumulate with interest. Accordingly, management expects this liability to increase in the future.

Income taxes payable and deferred income taxes payable decreased 7% in the aggregate in first quarter of 1996 compared to December 31, 1995. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis.

Notes payable decreased 5% in first quarter of 1996 compared to December 31, 1995. On January 31, 1996, the Company made a principal payment of $1,500,000 on the senior debt. The Company's long term debt is discussed in more detail in Note 4 of the Notes to the Financial Statements.


(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity increased 1% in first quarter of 1996 compared to December 31, 1995. The increase in shareholders' equity is primarily due to the net income of $330,000 in first quarter of 1996. The Company experienced $79,000 in unrealized depreciation of investments held for sale in first quarter of 1996.


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

                          Part II - Other Information

Omitted as the required information is inapplicable.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        FIRST COMMONWEALTH CORPORATION
                                 (Registrant)






Date   May 10, 1996                     By /s/ Thomas F. Morrow
                                           Thomas F. Morrow
                                           Chief Operating Officer, Vice
                                            Chairman and Treasurer







Date   May 10, 1996                     By /s/ James E. Melville
                                           James E. Melville
                                           Senior Executive Vice President
                                            and Chief Financial Officer