Form 10-Q
period 1996-06-30
FIRST COMMONWEALTH CORP
filed 1996-08-14
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


                  QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended June 30, 1996         Commission File No. 0-5392





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








                     Shares outstanding at July 31, 1996:
                                  23,967,885
                    Class A common, par value $1 per share

                        FIRST COMMONWEALTH CORPORATION
                                (the "Company")


                                     INDEX





Part I:  Financial Information


      Consolidated Balance Sheets as of June 30, 1996 and
      December 31, 1995 . . . . . . . . . . . . . . . . . . . . . .        3


      Consolidated Statements of Operations for the six months
      and three months ended June 30, 1996 and 1995 . . . . . . . .        4


      Consolidated Statements of Cash Flows for the six
      months ended June 30, 1996 and 1995 . . . . . . . . . . . . .        5


      Notes to Financial Statements . . . . . . . . . . . . . . . .        6


      Management's Discussion and Analysis of
      Financial Condition and Results of Operations . . . . . . . .       12




Part II:  Other Information

      Item 6. Exhibits  . . . . . . . . . . . . . . . . . . . . . .       20

      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . .       21

                          PART 1.  FINANCIAL INFORMATION
                           Item 1.  Financial Statements

                          FIRST COMMONWEALTH CORPORATION
                                 AND SUBSIDIARIES

                            Consolidated Balance Sheets

                                                 June 30,      December 31,
                                                   1996            1995

                        ASSETS
Investments:
 Fixed maturities at amortized
  cost (market $192,654,841 and
  $197,006,257)                               $  192,746,733   $  190,558,351
 Investments held for sale:
   Fixed maturities, at market
    (cost $2,775,587 and $3,224,039)               2,670,087        3,226,175
   Equity securities, at market
    (cost $2,086,159 and $2,181,783)               1,828,003        1,946,481
   Mortgage loans on real estate at
    amortized cost                                12,925,481       13,891,762
   Investment real estate, at cost,
    net of accumulated depreciation               11,041,903       11,683,575
   Real estate acquired in satisfaction
    of debt, at cost net of accumulated
    depreciation                                   3,846,947        5,332,413
   Policy loans                                   17,022,777       16,941,359
   Short term investments                            325,000          425,000

                                                 242,406,931      244,005,116

Cash and cash equivalents                         16,006,227       11,979,637
Investment in parent                                 350,000          350,000
Indebtedness of affiliates, net                      210,480          162,388
Accrued investment income                          3,656,255        3,620,367
Reinsurance receivables:
  Future policy benefits                          13,752,429       13,540,364
  Unpaid policy claims and benefits                  257,160          733,524
  Paid policy claims and benefits                    345,787          127,964
Other accounts and notes receivable                  914,003          963,468
Deferred policy acquisition costs                 39,584,408       40,520,728
Value of agency force acquired                     6,324,513        6,485,733
Costs in excess of net assets purchased,
   less accumulated amortization                   9,847,838       10,071,170

Other assets                                       1,802,245        1,659,714
         Total assets                         $  335,458,276   $  334,220,173




           LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                      $  246,439,631   $  242,763,581
  Policy claims and benefits payable               1,981,696        3,110,378
  Other policyholder funds                         3,041,060        3,053,411
  Dividend and endowment accumulations            13,072,740       12,324,949
Income taxes payable:
  Current                                             50,000          211,979
  Deferred                                         7,153,944        7,865,853
Notes payable                                     19,520,332       20,623,328
Other liabilities                                  3,898,260        4,051,080
         Total liabilities                       295,157,663      294,004,559
Minority interests in consolidated subsidiaries    1,570,531        1,530,814


Shareholders' Equity:
Common stock - $1 par value per share.
  Authorized 25,000,000 shares - 23,967,885
  and 23,967,885 shares issued after deducting
  treasury shares of 372,166 and 372,166         23,967,885       23,967,885
Additional paid-in capital                       28,498,225       28,498,225
Unrealized depreciation of investments
  held for sale                                    (293,027)        (131,215)
Accumulated deficit                             (13,443,001)     (13,650,095)
         Total shareholders' equity              38,730,082       38,684,800
         Total liabilities and
           shareholders' equity              $  335,458,276   $  334,220,173

                              See accompanying notes.
                                        3

FIRST COMMONWEALTH CORPORATION
AND SUBSIDIARIES
Consolidated Statements of Operations

                            Three Months Ended            Six Months Ended
                        June 30,        June 30,     June 30,        June 30,
                          1996            1995        1996             1995


REVENUES:
  Premium income    $   8,749,389  $   9,251,193  $  17,677,871  $  19,073,881
  Reinsurance premium  (1,072,667)    (1,271,148)    (2,363,646)    (2,390,504)
  Other considerations    876,639        833,667      1,762,138      1,627,323
  Other considerations
   paid to reinsurers     (39,186)       (47,908)       (80,677)       (99,674)
  Net investment income 3,919,715      3,871,973      7,901,983      7,739,995
  Net realized investment
   gains (losses)        (268,867)       (61,100)      (248,734)         5,296
  Other income             13,336         12,611         84,043         26,797
                       12,178,359     12,589,288     24,732,978     25,983,114


BENEFITS AND OTHER EXPENSES:

 Benefits, claims and settlement expenses:
     Life               6,847,948      8,760,009     12,608,603     15,646,705
     Reinsurance benefits
       and claims        (535,825)    (1,438,270)      (775,703)    (1,654,816)
     Annuity              427,441        524,340        838,596        940,438
     Dividends to
      policyholders     1,066,184      1,094,310      2,275,487      2,235,767
 Commissions and amortization
      of deferred policy
      acquisition costs 1,401,491      2,527,939      3,263,658      4,696,947
 Amortization of
      agency force         80,610         73,830        161,220        148,413
 Operating expenses     2,719,974      2,296,482      6,001,534      5,298,379
 Interest expense         422,767        473,364        862,310        964,697
                       12,430,590     14,312,004     25,235,705     28,276,530
Loss before income taxes
  and minority interest 6,847,948      8,760,009     12,608,603     15,646,705
Credit for income taxes   156,028        209,160        753,754        905,596
Minority interest in income
   of consolidated
   subsidiaries           (26,279)       (31,011)       (43,933)       (32,395)

Net income (loss)    $   (122,482)  $ (1,544,567)  $    207,094   $ (1,420,215)






Net income (loss)
  per common share         (0.01)         (0.06)   $      0.01    $      (0.06)

Average common
   shares outstanding 24,340,051     24,340,051     24,340,051      24,340,051





                              See accompanying notes.

                           FIRST COMMONWEALTH CORPORATION
                                  AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                                  June 30,          June 30,
                                                    1996             1995

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income (loss)                          $     207,094     $  (1,420,215)
  Adjustments to reconcile net income (loss) to net
   cash used by operating activities
   net of changes in assets and liabilities resulting
   from the sales and purchases of subsidiaries:
     Charges for mortality and administration of
       universal life and annuity products     (5,133,997)        (4,891,143)
     Change in policy liabilities and accruals    828,236          4,230,093
     Change in reinsurance receivables             46,476         (1,080,983)
     Change in indebtedness of affiliates, net    (48,092)           (12,153)
     Minority interest                             43,933             32,395
     Change in accrued investment income          (35,888)           (82,439)
     Depreciation                                 255,613            272,929
     Change in income taxes payable              (873,888)          (937,596)
     Net realized investment (gains)losses        248,734             (5,296)
     Policy acquisition costs deferred           (977,000)        (1,363,000)
     Amortization of deferred policy
       acquisition costs                        1,913,320          2,398,837
     Amortization of value of agency force        161,220            148,413
     Amortization of costs in excess of net
       assets purchased                           223,332            223,318
     Change in other assets and liabilities, net   81,354         (1,083,673)
NET CASH USED IN OPERATING ACTIVITIES          (3,059,553)        (3,570,513)

Cash flows from investing activities:
 Proceeds from investments sold and matured:
    Fixed maturities held for sale matured        500,583            101,849
    Fixed maturities sold                               0                  0
    Fixed maturities matured                   15,982,534          5,163,959
    Equity securities                               8,990            104,260
    Mortgage loans                              1,086,205          1,371,424
    Real estate                                 2,225,127            485,169
    Policy loans                                2,177,694          2,312,670
    Short term                                    400,000            200,000
Total proceeds from investments
   sold and matured                            22,381,133          9,739,331

 Cost of investments acquired:
    Fixed maturities held for sale                      0                  0
    Fixed maturities                          (18,713,187)        (8,244,414)
    Equity securities                                   0         (1,000,000)
    Mortgage loans                               (119,924)          (332,454)
    Real estate                                  (385,147)          (531,435)
    Policy loans                               (2,262,305)        (2,148,796)
    Short term                                   (300,000)          (100,000)
Total cost of investments acquired            (21,780,563)       (12,357,099)
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            600,570         (2,617,768)

Cash flows from financing activities:
 Policyholder contract deposits                12,108,411         12,999,801
 Policyholder contract withdrawals             (8,023,342)        (8,719,786)
 Interest credited to account balances          3,503,500          3,229,599
 Proceeds from issuance of notes payable          400,000                  0
 Payments of principal on notes payable        (1,502,996)          (902,908)
   NET CASH PROVIDED BY FINANCING ACTIVITIES    6,485,573          6,606,706

Net increase in cash and cash equivalents       4,026,590            418,425
Cash and cash equivalents at
  beginning of period                          11,979,637         11,214,850
Cash and cash equivalents at end of period  $  16,006,227     $   11,633,275

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

At June 30, 1996, the parent, significant majority-owned subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                             ORGANIZATIONAL CHART
                             AS OF JUNE 30, 1996



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.  FIXED MATURITIES

As of June 30, 1996, fixed maturities and fixed maturities held for sale represented 81% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.  MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $12,925,000 in mortgage loans and $14,889,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 5% and 6% of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $948,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 7% of the total portfolio.

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

The following tables show the distribution of mortgage loans and real estate by type.

             MORTGAGE LOANS             AMOUNT         % OF TOTAL
            FHA/VA                  $    739,000            6%
            Commercial              $  3,178,133           24%
            Residential             $  9,008,348           70%

               REAL ESTATE              AMOUNT         % OF TOTAL
            Home Office             $  2,676,920           18%
            Commercial              $  2,981,489           20%
            Residential development $  5,383,494           36%
            Foreclosed real estate  $  3,846,947           26%


4.  NOTES PAYABLE

At June 30, 1996, the Company has $19,520,000 in notes payable. Notes payable is comprised of the following components:


   Senior debt                                  $  8,900,000
   Subordinated 10 yr. notes                       5,370,000
   Subordinated 20 yr. notes                       3,830,000
   Other notes payable                             1,400,000
   Encumbrance on real estate                         20,000
                                                $ 19,520,000

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has remained unchanged through August 8, 1996. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005.

The credit agreement contains certain covenants with which the Company must comply. These covenants contain provisions common to a loan of this type and include such items as; a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt; Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-tax earnings of Universal Guaranty Life Insurance Company and its subsidiaries (based on Statutory Accounting Practices) and the after-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is in compliance with all of the covenants of the agreement and does not foresee any problem in maintaining compliance in the future.

United Income, Inc. and First Fidelity Mortgage Company through an assignment from United Trust, Inc. owned a participating interest of $300,000 and $700,000 respectively of the previous senior debt. At the date of refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006.

In February 1996, FCC borrowed $400,000 from affiliates to provide additional cash for liquidity. The notes bear interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of Commonwealth Industries Corporation. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June 16, 2002. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

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


5.  COMMITMENTS AND CONTINGENCIES

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management has determined it is in the best interest of the Company to repurchase as many of the policies as possible. As of June 30, 1996, there remained approximately $5,700,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. Through June 30, 1996, the Company spent a total of $3,358,000 for the repurchase of these policies and for the defense of related litigation.

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

In addition to the defamation count, Mr. Freeman alleges that UG also breached a contract by failing to pay his commissions for policies issued. Mr. Freeman claims unpaid commissions of $65,000. In the libel claim, Mr. Freeman claims compensatory damages of over $5,000,000, punitive damages of over $3,000,000, costs, and litigation expenses. The other plaintiffs request the award of unspecified compensatory damages and punitive (or special) damages as well as costs and attorney's fees. UG has filed Answers to all of these suits asserting various defenses and, where appropriate, counterclaims. The Freeman suit went to trial in April 1996. The jury awarded Mr. Freeman $365,000 in general damages and $700,000 in punitive damages. In May 1996, UG filed an appeal. The Company believes the ultimate settlement of these lawsuits will not have a material impact on the financial statements and intends to defend these suits vigorously.

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting to cancel life insurance contracts. Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair dealing, and that Illinois consumer fraud laws have been violated. The Plaintiffs seek unspecified compensatory damages, injunctive relief, attorneys' fees, statutory damages in an amount up to $25,000.00, punitive damages of $1,000,000.00, and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the right to assert counterclaims. UG has also filed motions to dismiss certain allegations and claims made in the lawsuit. UG believes it has no liability to any of the plaintiffs, or other potential class members, and intends to defend the lawsuit vigorously. In June 1995, the court conditionally certified a class of non-settling insureds. This suit is currently in the discovery stage, with a trial date set for late October.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4.8% and 3.6% as of June 30, 1996, and December 31, 1995, respectively. Fixed maturities as a percentage of total invested assets were 80% and 78% as of June 30, 1996 and December 31, 1995, respectively. Fixed maturities increased slightly in second quarter of 1996 compared to December 31, 1995.

The Company holds approximately $325,000 in short term investments with fixed maturities of $7,222,000 maturing in one year and $95,648,000 maturing in two to five years, which in the opinion of management is sufficient to meet the Company's cash requirements.

Consolidated operating activities of the Company produced negative cash flows of ($3,060,000) and ($3,571,000) in second quarter of 1996 and 1995, respectively. The net cash used in operating activities plus interest credited to account balances and net policyholder contract deposits after the payment of policyholder withdrawals, equalled $4,529,000 in second quarter of 1996 and $3,939,000 in second quarter of 1995. Management believes this measurement of cash flows more accurately indicates the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.

Cash provided by (used in) investing activities was $601,000 and ($2,618,000), for second quarter of 1996 and 1995, respectively. The most significant aspect of investing activities is the fixed maturity transactions. Fixed maturities account for 86% and 67% of the total cost of investments acquired in second quarter of 1996 and 1995, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments. Real estate sold increased significantly when comparing second quarter of 1996 to second quarter of 1995. Approximately $1,500,000 of real estate sold during 1996, is the result of two properties that were originally acquired by satisfaction of debt. The sale of the two properties produced a net realized loss of $200,000. Management believes investing the proceeds received from the sale of the two properties will improve future investment returns.

Net cash provided by financing activities was $6,486,000 and $6,607,000 for second quarter of 1996 and 1995, respectively. Policyholder contract deposits decreased 7% in second quarter of 1996 compared to second quarter of 1995. The decrease between 1996 and 1995 is due to the decline in first year premium production. Policyholder contract withdrawals has decreased 8% in second quarter of 1996 compared to second quarter of 1995. The decrease in 1996 is not attributable to any one significant event. Factors that contribute to the decrease are the fluctuation of interest rates, competition and other economic factors. The Company's current marketing strategy and product portfolio is directly structured to conserve the existing customer base and at the same time increase the customer base through new policy production.

Interest credited to account balances increased 9% in second quarter of 1996 compared to second quarter of 1995. The increase in 1996 is due to the larger account balances from continued sales of UL products. Insurance products that are marketed currently are crediting between 5.5% and 6% interest. On May 1, 1996, the Company reduced the crediting rate from 6% to 5.5% on the "UL90A" product as well as other less significant plans. The reduction in interest rates was due to the Company's analysis of interest spreads between investment portfolio yield and product crediting rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary.

The payment of cash dividends to shareholders is not legally restricted. At June 30, 1996, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. FCC'S primary needs for cash are for payments related to its servicing of its long-term debt. FCC is able to meet these cash needs through monies received from its life insurance subsidiaries from management and cost sharing arrangements and through dividends. Insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

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

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA. The Company's senior debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


RESULTS OF OPERATIONS

YEAR-TO-DATE 1996 COMPARED TO 1995:

(a)  REVENUES

Total revenue decreased 5% when comparing the first six months of 1996 to the same period one year ago.

Premium income, net of reinsurance premium, decreased 8% when comparing first six months of 1996 to the first six months of 1995. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructure and retraining process. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income; however, traditional insurance products contribute all monies received to premium income. One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year.

Other considerations, net of reinsurance, increased 10% compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased slightly when comparing the first six months of 1996 to 1995. The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio, has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.


(b)  EXPENSES

Total expenses decreased 11% when comparing the first six months of 1996 to the same period one year ago.

Life benefits, net of reinsurance benefits and claims, decreased 15% when comparing the first six months of 1996 to the same period one year ago. The decrease is primarily due to the decrease in mortality. Mortality decreased approximately $1,100,000 in the first six months of 1996 when compared to 1995. The decrease can also be attributed to the decrease in first year premium production. Another factor that has caused life benefits to decrease is that during 1994, the Company lowered its crediting rates on interest sensitive products in response to financial market conditions. This action will facilitate the appropriate spreads between investment returns and credited interest rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Please refer to discussion of net investment income for analysis of interest spreads.

Dividends to policyholders increased slightly when comparing the first six months of 1996 to the first six months of 1995. USA continued to market participating policies through most of 1994. Management expects dividends to policyholders will continue to increase in the future. However, a decrease in the dividend scales on certain products was approved by the Board of Directors in late 1995. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs decreased 31% in the first six months of 1996 when compared to the same period one year ago. The Company revised its portfolio of products as previously discussed in premium income. These new products pay lower first year commissions than the products sold in prior periods. Also, the Company benefited from improved persistency.
Operating expenses increased 13% in the first six months of 1996 when compared to the same period one year ago. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced by the agency force. The difference between the policy acquisition costs deferred in the first six months of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force of the Company. As of June 30, 1996, there remained approximately $5,700,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. The Company incurred legal costs of $453,000 and $429,000 in the first six months of 1996 and the first six months of 1995, respectively, for the legal defense of related litigation.

Interest expense decreased 11% in the first six months of 1996 compared to the first six months of 1995. Since December 31, 1995, notes payable has decreased $1,103,000 which has provided the decrease in interest expense during 1996. Additionally, the interest rate charged on the senior debt following the restructure is slightly lower than on the previous debt.


(c)  NET INCOME

The Company had net income of $207,000 for the first six months of 1996 compared to a net loss of ($1,420,000) for the first six months of 1995. The improvement in results can be attributed primarily to the decrease in life benefits.


SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995:

(a)  REVENUES

Total revenue decreased 3% when comparing second quarter of 1996 to second quarter of 1995.

Premium income, net of reinsurance premium, decreased 4% when comparing second quarter of 1996 to second quarter of 1995. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructure and retraining process. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income; however, traditional insurance products contribute all monies received to premium income. One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year.

Other considerations, net of reinsurance, increased 7% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased slightly when comparing second quarter of 1996 to second quarter of 1995. The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.


(b)  EXPENSES

Total expenses decreased 13% when comparing second quarter of 1996 to second quarter of 1995.

Life benefits, net of reinsurance benefits and claims, decreased 14% when comparing second quarter of 1996 to the same period one year ago. The decrease is primarily due to the decrease in mortality. Mortality decreased approximately $781,000 in the second quarter of 1996 when compared to the second quarter of 1995. The decrease can also be attributed to the decrease in first year premium production. Another factor that has caused life benefits to decrease is that during 1994, the Company lowered its crediting rates on interest sensitive products in response to financial market conditions. This action will facilitate the appropriate spreads between investment returns and credited interest rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary. Please refer to discussion of net investment income for analysis of interest spreads.

Dividends to policyholders decreased slightly when comparing second quarter of 1996 to second quarter of 1995. The decrease in dividends to policyholders is due to a decrease in the dividend scales on certain products, approved by the Board of Directors, in late 1995. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs decreased 45% in second quarter of 1996 compared to second quarter of 1995. The Company revised its portfolio of products as previously discussed in premium income. These new products pay lower first year commissions than the products sold in prior periods. Also, the Company benefited from improved persistency.

Operating expenses increased 18% in second quarter of 1996 compared to second quarter of 1995. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced. The difference between the policy acquisition costs deferred in second quarter of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represent 1/2 of 1% of the insurance in force of the Company. As of June 30, 1996, there remained approximately $5,700,000 of the original face amount which have not been settled. The Company will continue its efforts to repurchase as many of the policies as possible and regularly apprise the Ohio Department of Insurance regarding the status of this situation. The Company incurred legal costs of $371,000 and $227,000 in second quarter of 1996 and second quarter of 1995, respectively, for the legal defense of related litigation.


(c)  NET INCOME

The Company had net losses of ($122,000) in second quarter of 1996 compared to
($1,545,000) in second  quarter of 1995.   The improvement  in results can  be
attributed primarily to the decrease in life benefits.


FINANCIAL CONDITION

(a)  ASSETS

At June 30, 1996 and December 31, 1995, cash and invested assets represented approximately 77% of consolidated assets. Cash and cash equivalents increased 34% when comparing June 30, 1996 to December 31, 1995. The increase in cash and cash equivalents is a temporary fluctuation and it is anticipated that future cash balances will return to levels similar to December 31, 1995. As of June 30, 1996 and December 31, 1995, fixed maturities represented 75% and 74%, respectively, of total invested assets and cash.

By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide ample protection to policyholders. The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of June 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market.

The  Company's  fixed maturity  securities  include  mortgage-backed bonds  of
$19,415,000   and  $21,415,000  at  June  30,  1996  and  December  31,  1995,
respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Prepayment of mortgage backed securities with an amortized cost greater than par will incur a reduction in yield or loss. Those securities that have an amortized cost less than par will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative interest rate sensitivity of the underlying mortgages backing the assets and the repayment priority of the securities in the overall securitization structure.

The Company limits its credit risk by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds (i.e., mortgage-backed bonds structured to share in residual cash flows or which cover only interest payments). At June 30, 1996, the Company does not have a significant amount of higher-risk mortgage-backed bonds. There are negligible default risks in the Company's mortgage-backed bond portfolio as a whole. The vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Mortgage loans decreased 7% in second quarter of 1996 as compared to December 31, 1995. The Company is not actively seeking new mortgage loans, and the decrease is due to early pay-offs from mortgagee's seeking refinancing at lower interest rates. All mortgage loans held by the Company are first position loans. The Company has $948,000 in mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure, this represents approximately 7% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased 13% in second quarter of 1996 compared to December 31, 1995. The decrease is primarily due to the sale of two commercial properties.

Policy loans increased slightly in second quarter of 1996 compared to December 31, 1995. There is no single event that caused policy loans to increase. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Cost in excess of net assets purchased decreased 2% in second quarter of 1996 compared to December 31, 1995. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.

Deferred policy acquisition costs decreased slightly in second quarter of 1996 compared to December 31, 1995. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.


(b)  LIABILITIES

Total liabilities increased slightly in second quarter of 1996 compared to December 31, 1995. Future policy benefits increased less than 2% in second quarter of 1996 and represented 83% of total liabilities at June 30, 1996. Management expects future policy benefits to increase in the future due to the aging of the volume of insurance in force and continued production by the Company's sales force.

Policy claims and benefits payable decreased 36% in second quarter of 1996 compared to December 31, 1995. There is no single event that caused this item to decrease. Policy claims vary from period to period and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Dividend and endowment accumulations increased 6% in second quarter of 1996 compared to December 31, 1995. The increase is attributed to the significant amount of participating business the Company has in force. There are generally four options a policyholder can select to pay policy dividends. Over 47% of all dividends paid were put on deposit to accumulate with interest. Accordingly, management expects this liability to increase in the future.

Income taxes payable decreased 11% in the aggregate in second quarter of 1996 compared to December 31, 1995. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis.

Notes payable decreased 5% in second quarter of 1996 compared to December 31, 1995. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has remained unchanged through August 8, 1996. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company's long term debt is discussed in more detail in Note 4 of the Notes to the Financial Statements.


(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity increased slightly in second quarter of 1996 compared to December 31, 1995. The increase in shareholders' equity is primarily due to the net income of $207,000 through second quarter of 1996. The Company experienced ($162,000) in unrealized depreciation of investments held for sale through second quarter of 1996.


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

                          PART II - OTHER INFORMATION

Item 6. Exhibits

      4(a) Term note for $8,900,000 of First Commonwealth Corporation to First of America Bank - Illinois, N.A., dated as of May 8, 1996.

      4(b)  Credit agreement dated May 8, 1996,between First of America Bank -
             Illinois, N.A. and First Commonwealth Corporation.


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1995.

                                  SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                        FIRST COMMONWEALTH CORPORATION
                                 (Registrant)







Date    August 9, 1996                   By /s/ Thomas F. Morrow
                                            Thomas F. Morrow
                                            Chief Operating Officer, Vice
                                             Chairman and Treasurer







Date   August 9, 1996                   By /s/ James E. Melville
                                           James E. Melville
                                           Senior Executive Vice President
                                            and Chief Financial Officer