Form 10-Q
period 1996-09-30
FIRST COMMONWEALTH CORP
filed 1996-11-13
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For the Quarter Ended September 30, 1996
Commission File No. 0-5392





                        FIRST COMMONWEALTH CORPORATION
           (Exact Name of Registrant as specified in its Charter)




                    VIRGINIA                             54-0832816
(State or other jurisdiction incorporation           ( I.R.S. Employer
 or organization)                                    Identification No.)


P.O. BOX 5147, SPRINGFIELD, ILLINOIS                       62705
(Address of principal executive offices)                 (Zip Code)




Registrant's telephone number, including area code:  (217) 786-4300


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

                  Shares outstanding at October 31, 1996:
                                 23,967,885
               Class A common, par value $1 per share.

                      FIRST COMMONWEALTH CORPORATION
                              (the "Company")

                                   INDEX


Part I:  Financial Information


     Consolidated Balance Sheets as of September 30, 1996 and
     December 31, 1995                                              3


     Consolidated Statements of Operations for the nine months
     and three months ended September 30, 1996 and 1995             4


     Consolidated Statements of Cash Flows for the nine months
     ended September 30, 1996 and 1995                              5


     Notes to Financial Statements                                  6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                 12



Part II:  Other Information

     Item 6. Exhibits                                              20

     Signatures                                                    21

                     PART 1.  FINANCIAL INFORMATION
                      ITEM 1.  FINANCIAL STATEMENTS
                     FIRST COMMONWEALTH CORPORATION
                            AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS


                                                September 30,    December 31,
ASSETS                                              1996             1995

Investments:
   Fixed maturities at amortized cost
    (market $197,404,996 and $197,006,257)    $  197,280,865   $  190,558,351
   Investments held for sale:
     Fixed maturities, at market
       (cost $2,507,309 and $3,224,039)            2,470,934        3,226,175
     Equity securities, at market
       (cost $2,086,159 and $2,181,783)            1,799,001        1,946,481
   Mortgage loans on real estate
       at amortized cost                          12,721,704       13,891,762
   Investment real estate, at cost,
     net of accumulated depreciation              10,507,777       11,683,575
   Real estate acquired in satisfaction
     of debt, at cost net of accumulated
     depreciation                                  3,846,946        5,332,413
   Policy loans                                   17,262,173       16,941,359
   Short term investments                            325,000          425,000
                                                 246,214,400      244,005,116

Cash and cash equivalents                         14,668,479       11,979,637
Investment in parent                                 350,000          350,000
Indebtedness of affiliates, net                       48,396          162,388
Accrued investment income                          4,105,844        3,620,367
Reinsurance receivables:
    Future policy benefits                        13,888,834       13,540,364
    Unpaid policy claims and benefits                993,165          733,524
    Paid policy claims and benefits                  312,776          127,964
Other accounts and notes receivable                  992,050          963,468
Deferred policy acquisition costs                 39,321,129       40,520,728
Value of agency force acquired                     6,249,176        6,485,733
Costs in excess of net assets purchased,
    less accumulated amortization                  9,735,172       10,071,170
Other assets                                       1,647,013        1,659,714
         TOTAL ASSETS                          $ 338,463,434   $  334,220,173


                         LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
    Future policy benefits                     $ 249,999,455   $  242,763,581
    Policy claims and benefits payable             3,079,631        3,110,378
    Other policyholder funds                       2,900,578        3,053,411
    Dividend and endowment accumulations          13,391,227       12,324,949
Income taxes payable:
    Current                                           67,118          211,979
    Deferred                                       6,919,563        7,865,853
Notes payable                                     19,499,853       20,623,328
Other liabilities                                  4,482,664        4,051,080
         TOTAL LIABILITIES                       300,340,089      294,004,559
Minority interests in consolidated subsidiaries    1,576,181        1,530,814


Shareholders' equity:
Common stock - $1 par value per share.
  Authorized 25,000,000 shares  -  23,967,749
  and  23,967,885 shares issued after
  deducting treasury shares of 372,302 and
  372,166  in 1996  and 1995, respectively    $ 249,999,455    $  242,763,581
Additional paid-in capital                       28,498,225        28,498,225
Unrealized depreciation of investments
  held for sale                                    (313,337)         (131,215)
Accumulated deficit                             (15,605,609)      (13,650,095)
         TOTAL SHAREHOLDERS' EQUITY              36,547,164        38,684,800
         TOTAL LIABILITIES AND
           SHAREHOLDERS' EQUITY               $ 338,463,434    $  334,220,173

                             See accompanying notes.
                                        3

                      FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                         Three Months Ended            Nine Months Ended
                    September 30,  September 30,  September 30,  September 30,
                         1996          1995           1996           1995

REVENUES:

Premium income      $  7,836,950   $  8,629,132    $ 25,514,821   $ 27,703,013
Reinsurance premium   (1,303,035)    (1,557,080)     (3,666,681)    (3,947,584)
Other considerations     866,137        837,140       2,628,275      2,464,463
Other considerations
 paid to reinsurers      (51,853)       (40,389)       (132,530)      (140,063)
Net investment income  4,000,172      3,746,400      11,902,155     11,486,395
Realized investment
 gains (losses)          (37,858)       (64,002)       (286,592)       (58,706)
Other income              18,688          3,985         102,731         30,782
                      11,329,201     11,555,186      36,062,179     37,538,300


BENEFITS AND OTHER EXPENSES:


Benefits, claims and settlement expenses:
   Life                8,734,001     6,367,028       21,342,604     22,013,733
   Reinsurance benefits
     and claims       (1,295,335)     (843,623)      (2,071,038)    (2,498,439)
   Annuity               393,033       446,208        1,231,629      1,386,646
   Dividends to
    policyholders        954,909     1,044,457        3,230,396      3,280,224
Commissions and amortization
  of deferred policy
  acquisition costs    1,188,632    1,764,387         4,452,290      6,461,334
Amortization of
  agency force            75,337       81,364           236,557        229,777
Operating expenses     3,326,744    2,025,224         9,328,278      7,323,603
Interest expense         425,708      476,624         1,288,018      1,441,321
                      13,803,029   11,361,669        39,038,734     39,638,199

Income (loss) before
  income taxes and
  minority interest   (2,473,828)     193,517        (2,976,555)    (2,099,899)
Credit for income taxes  316,522    1,034,303         1,070,276      1,939,899
Minority interest in
  income of consolidated
  subsidiaries            (5,302)     (41,606)          (49,235)       (74,001)

Net income (loss)   $ (2,162,608) $ 1,186,214      $ (1,955,514)   $  (234,001)





Net income (loss)
 per common share  $       (0.09) $      0.05      $     (0.08)    $     (0.01)

Average common shares
 outstanding          23,967,749   24,153,798       23,967,749      24,277,054




                             See accompanying notes.
                                       4


                      FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 September 30,  September 30,
                                                      1996           1995
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                           $  (1,955,514)  $     (234,001)
   Adjustments to reconcile net
     income (loss) to net cash used in
     operating activities net of changes in
     assets and liabilities resulting from
     the sales and purchases of subsidiaries:
       Charges for mortality and administration of
         universal life and annuity products      (7,681,478)      (7,351,824)
       Change in policy liabilities and accruals   4,196,964        3,983,662
       Change in reinsurance receivables              46,135         (522,892)
       Change in indebtedness of affiliates, net     113,992          (38,917)
       Minority interest                              49,235           74,001
       Change in accrued investment income          (485,477)        (479,903)
       Depreciation                                  378,668          399,775
       Change in income taxes payable             (1,091,151)      (1,981,933)
       Net realized investment (gains) losses        286,592           58,706
       Policy acquisition costs deferred          (1,477,000)      (1,862,000)
       Amortization of deferred policy
        acquisition costs                          2,676,599        3,111,499
       Amortization of value of agency force         236,557          229,777
       Amortization of costs in excess of net
          assets purchased                           335,998          334,984
       Change in other assets and liabilities, net 1,665,662         (98,144)
NET CASH USED IN OPERATING ACTIVITIES             (2,704,218)     (4,377,210)

Cash flows from investing activities:
 Proceeds from investments sold and matured:
   Fixed maturities held for sale matured            704,583         101,849
   Fixed maturities sold                                   0               0
   Fixed maturities matured                       19,168,548       9,226,009
   Equity securities                                   8,990         104,260
   Mortgage loans                                  1,858,246       1,917,743
   Real estate                                     2,886,187         897,183
   Policy loans                                    2,985,381       3,269,380
   Short term                                        400,000         200,000
Total proceeds from investments sold and matured  27,307,352      15,614,575

 Cost of investments acquired:
   Fixed maturities held for sale                          0               0
   Fixed maturities                              (26,559,403)    (11,994,414)
   Equity securities                                       0      (1,000,000)
   Mortgage loans                                   (488,188)       (405,148)
   Real estate                                      (837,866)     (1,065,675)
   Policy loans                                   (3,334,865)     (3,572,857)
   Short term                                       (300,000)       (125,000)
Total cost of investments acquired               (31,520,322)    (18,163,094)
NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                            (4,212,970)     (2,548,519)

Cash flows from financing activities:
 Policyholder contract deposits                   17,339,900      19,338,007
 Policyholder contract withdrawals               (12,033,894)    (12,551,380)
 Interest credited to account balances             5,423,499       4,962,323
 Proceeds from issuance of notes payable             400,000               0
 Payments of principal on notes payable           (1,523,475)       (904,379)
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                             9,606,030      10,844,571
Net increase (decrease) in cash
  and cash equivalents                             2,688,842       3,918,842
Cash and cash equivalents at beginning of perio   11,979,637      11,214,850
Cash and cash equivalents at end of period     $  14,668,479   $  15,133,692

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

At September 30, 1996, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                          ORGANIZATIONAL CHART
                          AS OF SEPTEMBER 30, 1996

United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company.

2.  FIXED MATURITIES

As of September 30, 1996, fixed maturities and fixed maturities held for sale represented 80% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.  MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $12,722,000 in mortgage loans and $14,355,000 in real estate holdings, including real estate acquires in satisfaction of debt, which represent 5% and 6 % of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $651,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 5% of the total portfolio.

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

The following tables show the distribution of mortgage loans and real estate by type.


              MORTGAGE LOANS                     AMOUNT         % OF TOTAL
             FHA/VA                         $    671,373             5%
             Commercial                     $  3,112,100            25%
             Residential                    $  8,938,231            70%


                   REAL ESTATE                   AMOUNT         % OF TOTAL
             Home Office                    $  2,630,915            18%
             Commercial                     $  2,715,383            19%
             Residential development        $  5,161,479            36%
             Foreclosed real estate         $  3,846,946            27%

4.  NOTES PAYABLE

At September 30, 1996, the Company has $19,500,000 in notes payable. Notes payable is comprised of the following components:


     Senior debt                                  $  8,900,000
     Subordinated 10 yr. notes                       5,370,000
     Subordinated 20 yr. notes                       3,830,000
     Other notes payable                             1,400,000
                                                  $ 19,500,000


On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has remained unchanged through November 8, 1996. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment.

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

United Income, Inc. and First Fidelity Mortgage Company through an assignment from United Trust, Inc. owned a participating interest of $700,000 and $300,000 respectively of the previous senior debt. At the date of refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006.

In February 1996, FCC borrowed $400,000 from affiliates to provide additional cash for liquidity. The notes bear interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final balloon payment due June 16, 2002. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

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


5.  COMMITMENTS AND CONTINGENCIES

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in force. Management's analysis indicates that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of the Company to repurchase as many of the policies as possible. At September 30, 1996, all of the original policies, with a total face amount of $22,700,000, have been settled with the exception of one remaining lawsuit with a $100,000 original face amount still to be determined. There remains $4,166,000 of insurance in force from reduced face amount policies issued in certain instances as settlements. UG maintains reserves on these policies in excess of 25% of the face amount of insurance. Through September 30, 1996, the Company spent a total of $4,218,000 for the repurchase of these policies and for the defense of related litigation.

During 1996, the  Company has  been involved in  the following  litigation:
Freeman v. Universal Guaranty Life Insurance Company (U.S.D.C.,N.D.Ga, 1994, 1-94-CV-2593-RCF); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3222); Armstrong v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3720); Ridings
v. Universal Guaranty Life Insurance Company and James Melville (Circuit Court of Davidson County, Tenn., 1994, 94C3221).

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

Jeffrey Ploskonka, Keith Bohn and Paul Phinney v. Universal Guaranty Life Insurance Company (Circuit Court of the Seventh Judicial Circuit Sangamon County, Illinois Case No.: 95-L-0213)

On March 9, 1995 a lawsuit was filed against Universal Guaranty Life Insurance on behalf of three insureds and a potential class of other insureds. The Plaintiffs allege that UG violated the insurance contract in attempting  to  cancel  life  insurance  contracts.  Additionally, the Plaintiffs assert violations of Illinois law alleging vexations and unreasonable insurance practices, breach of duty of good faith and fair
dealing, and  that Illinois consumer  fraud laws have  been violated.   The
Plaintiffs  seek  unspecified   compensatory  damages,  injunctive  relief,
attorneys' fees, statutory damages in an amount up to $25,000 punitive damages of $1,000,000 and other equitable relief. UG filed an Answer to this lawsuit in May 1995, asserting various defenses and reserving the
right to  assert  counterclaims.   UG  has also  filed motions  to  dismiss
certain  allegations and  claims made in  the lawsuit.   In  June 1995, the
court conditionally certified a class of non-settling insureds. This class represents approximately $5,000,000 of insurance in force. UG has reached
a tentative settlement  of this suit.   Pending approval  of the court,  UG
will  issue a  paid up  policy to  each class  member equal  to 70%  of the
original face  amount and pay  $600,000 to  the class.   The third  quarter
financial statements include a charge to the income statement of $1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement.

Universal Guaranty Life Insurance Company v. Fred Boxley (United States District Court, Middle District of Florida, Orlando Division, Civil Action File No. 95-1145-CIV-ORL-19).

On October 9, 1995, UG filed the above named suit seeking rescission of two life insurance policies issued to the Defendant with a total face amount of $100,000. The claims against the Defendant include fraud, breach of fiduciary duty and material misrepresentation. The Defendant has filed an Answer and Counterclaims, alleging breach of contract and bad faith. Motions for summary judgment filed by both parties are currently pending. The case is currently scheduled for trial in January 1997.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance company's contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were
4.3% and 3.6% as of September 30, 1996, and December 31, 1995, respectively. Fixed maturities as a percentage of total invested assets were 80% and 78% as of September 30, 1996 and December 31, 1995, respectively. Fixed maturities increased 4% in third quarter of 1996 compared to December 31, 1995.

The Company holds approximately $325,000 in short term investments with fixed maturities of $5,751,000 maturing in one year and $95,222,000 maturing in two to five years, which in the opinion of management is sufficient to meet the Company's cash requirements.

Consolidated operating activities of the Company produced negative cash flows of ($2,704,000) and ($4,377,000) in third quarter of 1996 and 1995, respectively. The net cash used in operating activities plus interest credited to account balances and net policyholder contract deposits after the payment of policyholder withdrawals, equalled $8,025,000 in third quarter of 1996 and $7,372,000 in third quarter of 1995. Management believes this measurement of cash flows more accurately indicates the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.

Cash used in investing activities was $4,213,000 and $2,549,000, for third quarter of 1996 and 1995, respectively. The most significant aspect of investing activities is the fixed maturity transactions. Fixed maturities account for 84% and 66% of the total cost of investments acquired in third quarter of 1996 and 1995, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments. Real estate sold increased significantly when comparing third quarter of 1996 to third quarter of 1995. Approximately $1,500,000 of real estate sold during 1996, is the result of two properties that were originally acquired by satisfaction of debt. The sale of the two properties produced a net realized loss of $200,000. Management believes investing the proceeds received from the sale of the two properties will improve future investment returns.

Net cash provided by financing activities was $9,606,000 and $10,845,000 for third quarter of 1996 and 1995, respectively. Policyholder contract deposits decreased 10% in third quarter of 1996 compared to third quarter of 1995. The decrease is due to the decline in first year premium production. Policyholder contract withdrawals has decreased 4% in third quarter of 1996 compared to third quarter of 1995. The decrease in 1996 is not attributable to any one significant event. Factors that contribute to the decrease are the fluctuation of interest rates, competition and other economic factors. The Company's current marketing strategy and product portfolio is directly structured to conserve the existing customer base and at the same time increase the customer base through new policy production.

Interest credited to account balances increased 9% in third quarter of 1996 compared to third quarter of 1995. The increase in 1996 is due to the larger account balances from continued sales of UL products. Insurance products that are marketed currently are crediting between 5.5% and 6% interest. On May 1, 1996, the Company reduced the crediting rate from 6% to 5.5% on the "UL90A" product as well as other less significant plans. The reduction in interest rates was due to the Company's analysis of interest spreads between investment portfolio yield and product crediting rates. It takes approximately one year to fully realize a change in credited rates since a change becomes effective on each policy's next anniversary.

The payment of cash dividends to shareholders is not legally restricted. At September 30, 1996, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. FCC'S primary needs for cash are for payments related to its servicing of its long-term debt. FCC is able to meet these cash needs through monies received from its life insurance subsidiaries from management and cost sharing arrangements and through dividends. Insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

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

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA. The Company's senior debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." Interest is paid quarterly. Principal paymnets of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 1997 principal payment.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


RESULTS OF OPERATIONS

TEAR-TO-DATE 1996 COMPARED TO 1995:

(a)  REVENUES

Total revenue decreased 4% when comparing the first nine months of 1996 to the same period one year ago.

Premium income, net of reinsurance premium, decreased 8% when comparing first nine months of 1996 to the first nine months of 1995. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

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

Net investment income increased 4% when comparing the first nine months of 1996 to 1995. The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio, has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.


(b)  EXPENSES

Total expenses decreased 2% when comparing the first nine months of 1996 to the same period one year ago.

Life benefits, net of reinsurance benefits and claims, decreased 1% when comparing the first nine months of 1996 to the same period one year ago. The decrease is attributed to the decrease in first year premium production. Mortality decreased approximately $176,000 in the first nine months of 1996 when compared to 1995. Life benefits was negatively effected by $1,600,000 charge for the tentative settlement of a class action lawsuit. The lawsuit is discussed in detail in Note five of the Notes to the Consolidated Financial Statements.

Dividends to policyholders decreased slightly when comparing the first nine months of 1996 to the first nine months of 1995. USA continued to market participating policies through most of 1994. A decrease in the dividend scales on certain products was approved by the Board of Directors in late 1995. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs decreased 31% in the first nine months of 1996 when compared to the same period one year ago. The decrease is attributed to two factors. The decline in first year premium production and the design of products that is currently marketed. These new products pay lower first year commissions than the products sold in prior periods. Also, the Company benefited from improved persistency.

Operating expenses increased 27% in the first nine months of 1996 when compared to the same period one year ago. The increase was caused by several factors. The primary factor for the increase in operating expenses is due to the decrease in first year premium production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced by the agency force. The difference between the policy acquisition costs deferred in the first nine months of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. As of September 30, 1996, all of the original policies with a total face amount of $22,700,000 have been settled with the exception of one remaining lawsuit with a $100,000 original face amount still to be determined. The Company has reached a tentative settlement with a class of non-settling insureds. Pending approval of the court, UG will issue a paid up policy to each class member equal to 70% of the original face amount and pay $600,000 to the class. The third quarter financial statements include a charge to the income statement of $1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement. The Company incurred legal costs of $711,000 and $596,000 in the first nine months of 1996 and the first nine months of 1995, respectively, for the legal defense of related litigation.

Interest expense decreased 11% in the first nine months of 1996 compared to the first nine months of 1995. Since December 31, 1995, notes payable has decreased $1,123,000 which has provided the decrease in interest expense during 1996. Additionally, the interest rate charged on the senior debt following the restructure is slightly lower than on the previous debt.


(c)  NET INCOME (LOSS)

The Company had a net loss of ($1,956,000) for the first nine months of 1996 compared to a net loss of ($234,000) for the first nine months of 1995. The net loss for the current period is primarily due to expenses associated with the litigation and settlement of legal matters discussed in operating expenses, life benefits and Note five of the Consolidated Notes to the Financial Statements.


THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995:

(a)  REVENUES

Total revenue decreased 2% when comparing third quarter of 1996 to third quarter of 1995.

Premium income, net of reinsurance premium, decreased 8% when comparing third quarter of 1996 to third quarter of 1995. The decrease is primarily attributed to the reduction in new business production and the change in products marketed. In 1995, the Company streamlined the product portfolio, as well as restructured the marketing force. The decrease in first year premium production is directly related to the Company's change in distribution systems. The Company has changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force in recent years did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated.

The cange in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructure and retraining process. Cash collected from the universal life and interest sensitive products contribute only the risk charge to premium income; however, traditional insurance products contribute all monies received to premium income. One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year.

Other considerations, net of reinsurance, increased 2% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased 7% when comparing third quarter of 1996 to third quarter of 1995. The Company's investments are generally managed to match related insurance and policyholder liabilities. The Company, in conjunction with the decrease in average yield of the Company's fixed maturity portfolio has decreased the average crediting rate for the insurance and investment products. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary takes action to adjust credited interest rates on its insurance products to preserve targeted spreads. Over 60% of the insurance and investment product reserves are crediting 5% or less in interest and 39% of the insurance and investment product reserves are crediting 5.25% to 6% in interest. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.


(b)  EXPENSES

Total expenses increased 21% when comparing third quarter of 1996 to third quarter of 1995.

Life benefits, net of reinsurance benefits and claims, increased 35% when comparing third quarter of 1996 to the same period one year ago. The increase is primarily the result of two factors. Mortality increased approximately $924,000 in the third quarter of 1996 when compared to the third quarter of 1995. There was no one event or specific occurrence which caused this increase. The other factor is a $1,600,000 charge for the tentative settlement of a class action lawsuit. The lawsuit is discussed in detail in Note five of the Notes to the Consolidated Financial Statements.

Dividends to policyholders decreased 9% when comparing third quarter of 1996 to third quarter of 1995. The decrease in dividends to policyholders is due to a decrease in the dividend scales on certain products, approved by the Board of Directors, in late 1995. A significant portion of the insurance in force is participating insurance. A significant portion of the participating business is relatively newer business, and the dividend scale for participating policies increases in the early durations. The dividend scale is subject to approval of the Board of Directors and may be changed at their discretion. The Company has discontinued its marketing of participating policies.

Commissions and amortization of deferred policy acquisition costs decreased 33% in third quarter of 1996 compared to third quarter of 1995. The decrease is attributed to two factors. The decline in first year premium production and the design of products that are currently marketed. These new products pay lower first year commissions than the products sold in prior periods.

Operating expenses increased 64% in third quarter of 1996 compared to third quarter of 1995. The increase was caused by several factors. One factor for the increase in operating expenses is due to the decrease in first year premium production. The decrease in production was discussed in the analysis of premium income. As such, the Company was positioned to handle significantly more first year production than was produced by the agency force. The difference between the policy acquisition costs deferred in the first nine months of 1996 compared to the same period one year ago, effected the increase in operating expenses.

Another factor that caused the increase in operating expenses is directly related to increased legal costs. During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. As of September 30, 1996, all of the original policies with a total face amount of $22,700,000 have been settled with the exception of one remaining lawsuit with a $100,000 original face amount still to be determined. The Company has reached a tentative settlement with a class of non-settling insureds. Pending approval of the court, UG will issue a paid up policy to each class member equal to 70% of the original face amount and pay $600,000 to the class. The third quarter financial statements include a charge to the income statement of $1,600,000 to life benefits and $600,000 to general expenses for this tentative settlement. The Company incurred legal costs of $258,000 and $167,000 in third quarter of 1996 and third quarter of 1995, respectively, for the legal defense of related litigation.


(c)  NET INCOME (LOSS)

The Company had a net loss of ($2,163,000) in third quarter of 1996 compared to net income of $1,186,000 in third quarter of 1995. The net loss for the current period is primarily due to expenses associated with the litigation and settlement of legal matters discussed in operating expenses, life benefits and Note five of the Consolidated Notes to the Financial Statements.


FINANCIAL CONDITION

(a)  ASSETS

At September 30, 1996 and December 31, 1995, cash and invested assets represented approximately 77% of consolidated assets. Cash and cash equivalents increased 22% when comparing September 30, 1996 to December 31, 1995. The increase in cash and cash equivalents is a temporary fluctuation and it is anticipated that future cash balances will return to levels similar to December 31, 1995. As of September 30, 1996 and December 31, 1995, fixed maturities represented 76% and 74%, respectively, of total invested assets and cash.

By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide ample protection to policyholders. The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of September 30, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market.

The Company's fixed maturity securities include mortgage-backed bonds of $18,665,000 and $21,415,000 at September 30, 1996 and December 31, 1995,
respectively. The mortgage-backed bonds are subject to risks associated with variable prepayments of the underlying mortgage loans. Prepayments cause those securities to have different actual maturities than that expected at the time of purchase. Prepayment of mortgage backed securities with an amortized cost greater than par will incur a reduction in yield or loss. Those securities that have an amortized cost less than par will generate an increase in yield or gain. The degree to which a security is susceptible to either gains or losses is influenced by the difference between its amortized cost and par, the relative interest rate sensitivity of the underlying mortgages backing the assets and the repayment priority of the securities in the overall securitization structure.

The Company limits its credit risk by purchasing securities backed by stable collateral and by concentrating on securities with enhanced priority in their trust structure. Such securities with reduced risk typically have a lower yield (but higher liquidity) than higher-risk mortgage-backed bonds (i.e., mortgage-backed bonds structured to share in residual cash flows or which cover only interest payments). At September 30, 1996, the Company does not have a significant amount of higher-risk mortgage-backed bonds. There are negligible default risks in the Company's mortgage-backed bond portfolio as a whole. The vast majority of the assets are either guaranteed by U.S. government-sponsored entities or are supported in the securitization structure by junior securities enabling the assets to achieve high investment grade status.

Mortgage loans decreased 8% in third quarter of 1996 as compared to December 31, 1995. The Company is not actively seeking new mortgage loans,and the decrease is due to early pay-offs from mortgagee's seeking refinancing
at lower  interest  rates.   All  mortgage loans  held by  theCompany  are
first position loans. The Company has $661,000 in mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure, this represents approximately 5% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased 16% in third quarter of 1996 compared to December 31, 1995. The decrease is primarily due to the sale of two commercial properties.

Policy loans increased slightly in third quarter of 1996 compared to December 31, 1995. There is no single event that caused policy loans to increase. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Cost in excess of net assets purchased decreased 3% in third quarter of 1996 compared to December 31, 1995. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.

Deferred policy acquisition costs decreased 3% in third quarter of 1996 compared to December 31, 1995. The decrease is directly attributed to normal amortization during the period. The Company did not recognize any impairments during the period.


(b)  LIABILITIES

Total liabilities increased 2% in third quarter of 1996 compared to December 31, 1995. Future policy benefits increased less than 3% in third quarter of 1996 and represented 83% of total liabilities at September 30, 1996. Management expects future policy benefits to increase in the future due to the aging of the volume of insurance in force and continued production by the Company's sales force.

Policy claims and benefits payable decreased slightly in third quarter of 1996 compared to December 31, 1995. There is no single event that caused this item to decrease. Policy claims vary from period to period and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Dividend and endowment accumulations increased 9% in third quarter of 1996 compared to December 31, 1995. The increase is attributed to the significant amount of participating business the Company has in force. There are generally four options a policyholder can select to pay policy dividends. Over 47% of all dividends paid were put on deposit to accumulate with interest. Accordingly, management expects this liability to increase in the future.

Income taxes payable decreased 14% in the aggregate in third quarter of 1996 compared to December 31, 1995. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis.

Notes payable decreased 5% in third quarter of 1996 compared to December 31, 1995. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has remained unchanged through November 6, 1996. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company's long term debt is discussed in more detail in Note 4 of the Notes to the Financial Statements.

(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity decreased 6% in third quarter of 1996 compared to December 31, 1995. The decrease in shareholders' equity is primarily due to the net loss of ($1,956,000) through third quarter of 1996. The Company experienced ($182,000) in unrealized depreciation of investments held for sale through third quarter of 1996.


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

                        Part II - Other Information

Item 6. Exhibits

(1)       4(a) Term note for $8,900,000  of First Commonwealth  Corporation to First of America Bank -Illinois, N.A., dated as of May 8,
               1996.

(1)       4(b) Credit agreement dated May 8, 1996, between First of America
               Bank - Illinois, N.A. and First Commonwealth Corporation.


(1) The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-Q for the quarter ended June 30, 1996.

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





                       FIRST COMMONWEALTH CORPORATION
                                (Registrant)






Date:   NOVEMBER 6, 1996                     By /s/ THOMAS F. MORROW
                                                Thomas F. Morrow
                                                Chief Operating Officer, Vice
                                                Chairman and Treasurer







Date:   NOVEMBER 6, 1996                     By /s/ JAMES E. MELVILLE
                                                James E. Melville
                                                Senior Executive Vice
                                                President and Chief Financial
                                                Officer