Form 10-K
period 1996-12-31
FIRST COMMONWEALTH CORP
filed 1997-03-27
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K


               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996   Commission File Number 0-5392


                       FIRST COMMONWEALTH CORPORATION
           (Exact Name of Registrant as specified in its charter)


                          5250 South Sixth Street
                               P.O. Box 5147
                           Springfield, IL 62705
        (Address of principal executive offices, including zip code)


           VIRGINIA                                          54-0832816
(State or other jurisdiction                             (I.R.S. Employer
incorporation or organization)                          Identification No.)


Registrant's telephone number, including area code:  (217) 241-6300

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

The aggregate market value of the Common Stock held by non-affiliates of the Registrant as of March 3, 1997 was $818,573 based on the bid price for the Common Stock in the over-the-counter market on such date.

At March 3, 1997, the Registrant had outstanding 23,967,749 shares of Common Stock, par value $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's proxy statement for the annual meeting of shareholders to be held during 1997 are incorporated by reference into Part III of this Report.


                                   1 of 69




                                   PART I

ITEM 1.  BUSINESS

First Commonwealth Corporation (the "Registrant") was incorporated in 1967, under the laws of the State of Virginia to serve as an insurance holding company. At December 31, 1996, the parent, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:

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

First Commonwealth Corporation, ("FCC") was incorporated in August 1967, as a Virginia corporation. FCC is an intermediate holding company, (See organizational chart) ultimately controlled by United Trust, Inc., ("UTI").

UTI was incorporated December 14, 1984, as an Illinois corporation. During the next two and a half years, UTI was engaged in an intrastate public offering of its securities, raising over $12,000,000 net of offering costs. In 1986, UTI formed a life insurance subsidiary and by 1987 began selling life insurance products.

United Income, Inc. ("UII"), an affiliated company, was incorporated on November 2, 1987, as an Ohio corporation. Between March 1988 and August 1990, UII raised a total of approximately $15,000,000 in an intrastate public offering in Ohio. During 1990, UII formed a life insurance subsidiary and began selling life insurance products.

In December 1989, FCC acquired Universal Guaranty Life Insurance Company ("UG") and Alliance Life Insurance Company ("ALLI"). At the time of this acquisition the Company effectively doubled in size to $230 million in assets. These companies also had marketing forces that had successfully written new business for the last few years prior to the acquisition.

On February 20, 1992, UTI and UII, formed a joint venture, United Trust Group, Inc., ("UTG"). On June 16, 1992, UTI contributed $2.7 million in cash, an $840,000 promissory note and 100% of the common stock of its wholly owned life insurance subsidiary. UII contributed $7.6 million in cash and 100% of its life insurance subsidiary to UTG. After the contributions of cash, subsidiaries, and the note, UII owns 47% and UTI owns 53% of UTG.

On June 16, 1992, UTG acquired 67% of the outstanding common stock of the now dissolved Commonwealth Industries Corporation, ("CIC") for a purchase price of $15,567,000. Following the acquisition UTI controlled eleven life insurance subsidiaries. The Company has taken several steps to streamline and simplify the corporate structure following the acquisitions.

On December 28, 1992, Universal Guaranty Life Insurance Company ("UG") was the surviving company of a merger with Roosevelt National Life Insurance Company ("RNLIC"), United Trust Assurance Company ("UTAC"), Cimarron Life Insurance Company ("CIM") and Home Security Life Insurance Company ("HSLIC"). On June 30, 1993, Alliance Life Insurance Company ("ALLI"), a subsidiary of UG, was merged into UG.

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

On July 31, 1994, Investors Trust Assurance Company ("ITAC") was merged into Abraham Lincoln Insurance Company ("ALIC").

On August 15, 1995, the shareholders of CIC, Investors Trust, Inc., ("ITI"), and Universal Guaranty Investment Company, ("UGIC"), all intermediate holding companies within the UTI group, voted to voluntarily liquidate each of the companies and distribute the assets to the shareholders (consisting solely of common stock of their respective subsidiary). As a result the shareholders of the liquidated companies became shareholders of FCC. Following the liquidations, UTG owns 72% of the outstanding common stock of FCC.

PRODUCTS

The Company's portfolio consists of two universal life insurance products. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5.5% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is calculated from the policy issue date and is contractually guaranteed.

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Approximately 30% of the insurance in force is participating business. The Company's average persistency rate for its policies in force for 1996 and 1995 has been 87.9% and 87.5%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

The Company's actual experience for earned interest, persistency and mortality vary from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company's actual experience and those assumptions applied may impact the profitability of the Company. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. Credited rates are reviewed and established by the Board of Directors of the respective life insurance subsidiaries.

The premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 60 captive agents and 15 independent agents who actively write new business. No individual sales agent accounted for over 10% of the Company's premium volume in 1996. The Company's sales agents do not have the power to bind the Company.

The change in marketing strategy from traditional life insurance products to universal life insurance products had a significant impact on new business production. As a result of the change in marketing strategy the agency force went through a restructuring and retraining process. Marketing is based on a referral network of community leaders and shareholders of UII and UTI. Recruiting of new agents is also based on the same referral network.

New sales  are marketed  by UG  and USA through  their agency  forces using
contemporary   sales  approaches  with   personal  computer  illustrations.
Current marketing efforts are primarily focused on the Midwest region.

Recruiting  of agents  is  based on  obtaining  people  with little  or  no
experience in the life  insurance business.   These recruits go through  an
extensive internal training program.

USA is licensed in Illinois, Indiana and Ohio. During 1996, Ohio accounted for 99% of USA's direct premiums collected.

ALIC  is  licensed in  Alabama, Arizona,  Illinois, Indiana,  Louisiana and
Missouri.   During 1996,  Illinois and Indiana  accounted for 44%  and 36%, respectively of ALIC's direct premiums collected.

APPL  is  licensed  in   Alabama,  Arizona,  Arkansas,  Colorado,  Georgia,
Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wyoming. During 1996, West Virginia accounted for 95% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1996, Illinois and Ohio accounted for 33% and 15%, respectively, of UG's direct premiums collected. No other states account for more than 7% of UG's direct premiums collected.


UNDERWRITING

The underwriting procedures of the Company's insurance subsidiaries are established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include inspection reports, medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The Company's insurance subsidiaries require blood samples to be drawn with individual insurance applications for coverage over $45,000 (age 46 and above) or $95,000 (ages 16-45). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus which must be answered by the proposed insureds.


RESERVES

The applicable insurance laws under which the Company's insurance subsidiaries operate require that each insurance company report policy reserves as liabilities to meet future obligations on the policies in force. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in each of the years 1996, 1995 and 1994.


REINSURANCE

As is customary in the insurance industry, the Company's insurance subsidiaries cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it, however it is the practice of insurers to reduce their financial statement liabilities to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1996, the Company had insurance in force of $3.953 billion of which approximately $1.109 billion was ceded to reinsurers.

The Company's reinsured business is ceded to numerous reinsurers. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

The Company's insurance subsidiary ("UG") entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best, an industry rating company, assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. The agreement with FILIC accounts for approximately 66% of the reinsurance receivables as of December 31, 1996.

As a result of the FILIC coinsurance agreement, effective September 30, 1996, UG received a reinsurance credit in the amount of $28,318,000 in exchange for an equal amount of assets. UG also received $6,375,000 as a commission allowance.

Currently, the Company is utilizing reinsurance agreements with Business Men's Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE") for new business. BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

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

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long duration reinsurance contracts on premiums earned in 1996, 1995 and 1994 was as follows:

                                         Shown in thousands
                                 1996           1995           1994
                               Premiums       Premiums       Premiums
                                Earned         Earned         Earned

              Direct         $    32,387    $    35,201    $    37,911
              Assumed                  0              0              0
              Ceded               (4,768)        (5,203)        (5,627)
              Net premiums   $    27,619    $    29,998    $    32,284



INVESTMENTS

The Company retains the services of a registered investment advisor to assist the Company in managing its investment portfolio. The Company may modify its present investment strategy at any time, provided its strategy continues to be in compliance with the limitations of state insurance department regulations.

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

The following table reflects net investment income by type of investment.

                                            December 31,
                                   1996          1995         1994
       Fixed maturities and
         fixed maturities
         held for sale         $ 13,396,431  $ 13,292,552  $ 12,174,226
       Equity securities             88,661        52,445         3,999
       Mortgage Loans             1,047,461     1,257,189     1,408,558
       Real Estate                  794,844       975,080       990,857
       Policy Loans               1,121,538     1,041,900       978,555
       Short-term investments       512,322       498,496       412,135
       Other                        170,872       143,527       135,051
       Total consolidated
         investment income       17,132,129    17,261,189    16,103,381
         Investment expenses     (1,222,903)   (1,761,438)   (1,914,920)
       Consolidated net
         investment income     $ 15,909,226  $ 15,499,751  $ 14,188,461

At December 31, 1996, the Company had a total of $5,750,000 of investments, which did not produce income during 1996. These investments are comprised of $5,050,000 in real estate including its home office property and $700,000 in equity securities.

The following table summarizes the Company's fixed maturities distribution at December 31, 1996 and 1995 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                              FIXED MATURITIES

                             RATING          % OF
                                          PORTFOLIO

                                         1996   1995
                       Investment Grade
                          AAA             30%    27%
                          AA              13%    14%
                          A               46%    48%
                          BBB             10%    11%

                       Below investment
                       grade               1%     0%
                                         100%    100%


The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.

                                             Carrying Value
                                            1996           1995

        U.S. government and
        government agencies            $  29,744,995  $  29,209,267
        States, municipalities and
        political subdivisions            14,527,351      7,597,203
        Collateralized mortgage
        obligations                       13,246,780     15,428,596
        Public utilities                  51,913,970     59,219,088
        Corporate                         72,063,931     82,330,372

                                       $ 181,497,027  $ 193,784,526

The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 1996.


                                   Carrying      Average       Average
Investments                         Value        Maturity       Yield

Fixed maturities and fixed
 maturities held for sale       $181,497,027     6 years        7.08%
Equity securities                  1,794,405  not applicable    4.74%
Mortgage loans                    11,022,792    11 years        8.41%
Investment real estate            14,115,436  not applicable    5.01%
Policy loans                      14,438,120  not applicable    6.55%
Short-term investments               400,000    159 days        4.15%
Total Investments               $223,267,780                    7.21%


At December 31, 1996, fixed maturities and fixed maturities held for sale have a market value of $183,776,000. Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds approximately $400,000 in short-term investments. Management monitors its investment maturities and in their opinion is sufficient to meet the Company's cash requirements. The following is a summary of other investments maturing in one to five years. Fixed maturities and mortgage loans of $13,360,000 and $1,039,000 respectively, maturing in one year and $75,579,000 and $885,000, respectively, maturing in two to five years.

The Company holds approximately $11,023,000 in mortgage loans which represents 3% of the total assets. All mortgage loans are first position loans. Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity. Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

The Company has $603,000 of mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure. These loans represent approximately 4% of the total portfolio. The Company has one loan that total approximately $63,900 which are under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses are established based on management's analysis of the loan balances compared to the expected realizable value should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly analysis of the likelihood of repayment. All delinquent and troubled loans held by the Company are loans which were held in portfolios by acquired companies at the time of acquisition. Management believes the current internal controls surrounding, the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

In addition, the Company also monitors that current and adequate insurance on the properties are being maintained. The Company requires proof of insurance on each loan and further requires to be shown as a lienholder on the policy so that any change in coverage status is reported to the Company. Proof of payment of real estate taxes is another monitoring technique utilized by the Company. Management believes a change in insurance status or non-payment of real estate taxes are indicators that a loan is potentially troubled. Correspondence with the mortgagee is performed to determine the reasons for either of these events occurring.

The following table shows a distribution of mortgage loans by type.

                    MORTGAGE LOANS     AMOUNT    % OF TOTAL

                    FHA/VA           $ 676,176         6%
                    Commercial       1,878,158        17%
                    Residential      8,468,458        77%

The following table shows a geographic distribution of the mortgage loan portfolio and real estate held.


                             MORTGAGE LOANS          REAL ESTATE
                 Colorado          2%                     0%
                 Illinois         12%                    59%
                 Kansas           12%                     0%
                 Louisiana        14%                    12%
                 Mississippi       0%                    16%
                 Missouri          2%                     1%
                 North Carolina    6%                     5%
                 Oklahoma          7%                     1%
                 Virginia          4%                     0%
                 West Virginia    37%                     4%
                 Other             4%                     2%
                 Total           100%                   100%


The following table summarizes delinquent mortgage loan holdings.




           Delinquent
           31 Days or More          1996       1995        1994

           Non-accrual status   $      0    $     0    $      0
           Other                 613,000    628,000     911,000

           Reserve on
           delinquent loans      (10,000)   (10,000)    (26,000)

           Total Delinquent     $603,000  $ 618,000  $  885,000

           Interest income
           forgone
            (Delinquent
             loans)            $  29,000   $ 16,000   $  4,000

           In Process of
           Restructuring       $       0   $      0   $      0

           Restructuring on
           other than market
           terms                       0          0           0

           Other potential
           problem loans               0          0           0

           Total Problem
           Loans                $      0    $     0    $      0

           Interest income
           foregone
             (Restructured
           loans)               $      0    $     0    $      0


See Item 2, Properties, for description of real estate holdings.

COMPETITION

The insurance business is a highly competitive industry and there are a number of other companies, both stock and mutual, doing business in areas where the Company operates. Many of these competing insurers are larger, have more diversified lines of insurance coverage, have substantially greater financial resources and have a greater number of agents. Other significant competitive factors include policy holder benefits, service to policyholders, and premium rates.

The insurance industry is a mature industry. In recent years, the industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings products. The products offered (see Products) are similar to those offered by other major companies. The product features are regulated by the states and are subject to extensive competition among major insurance organizations. The Company believes a strong service commitment to policyholders, efficiency and flexibility of operations, timely service to the agency force and the expertise of its key executives help minimize the competitive pressures of the insurance industry.


GOVERNMENT REGULATION

The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance subsidiaries, USA, UG, APPL and ALIC are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

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

The  National  Association  of   Insurance  Commissioners  ("NAIC")  is  an
association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Each year the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each company. These ratios compare various financial information pertaining to the statutory balance sheet and income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year end 1996, UG had two ratios outside the normal range. The first ratio compared commission allowances with statutory capital and surplus. The ratio was outside the normal range due to the coinsurance agreement with First International Life Insurance Company ("FILIC"). Additional information about the coinsurance agreement with FILIC can be found in the section titled Reinsurance or in Note 7 of the Notes to the Consolidated Financial Statements. Management does not believe that this ratio will be outside the normal range in future periods.

The second ratio is related to the decrease in premium income. The ratio fell outside the normal range the last two years. The decrease in premium income is directly attributable to the change in distribution systems and marketing strategy. The Company changed its focus from primarily a broker agency distribution system to a captive agent system and changed its marketing strategy from traditional whole life insurance products to universal life insurance products. Management is taking a long-term approach to its recent changes to the marketing and distribution systems and believes these changes will provide long-term benefits to the Company.

The  NAIC  has adopted  Risk Based  Capital ("RBC")  rules to  evaluate the adequacy of statutory capital and surplus in relation to a company's investment and insurance risks. The RBC formula reflects the level of risk of invested assets and the types of insurance products. The formula classifies company risks into four categories:

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

The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

                                        Ratio of Total Adjusted Capital to
                                           Authorized Control Level RBC
     REGULATORY EVENT                        (Less Than or Equal to)

   Company action level                                2.0*
   Regulatory action level                             1.5
   Authorized control level                            1.0
   Mandatory control level                             0.7

   * Or, 2.5 with negative trend.

At December 31, 1996, each of the Company's insurance subsidiaries has a Ratio that is in excess of 300% of the authorized control level; accordingly the Company's subsidiaries meet the RBC requirements.

The NAIC has recently released the Life Illustration Model Regulation. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain established actuarial tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product which does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product which does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer.

As states in which the Company does business adopt the regulation or adopt a modified version of the regulation, the Company will be required to comply with this new regulation. The Company may need to modify existing products or sales methods.

The NAIC has proposed a new Model Investment Law that may affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have or whether the proposal will be adopted in the foreseeable future.


EMPLOYEES

There are approximately 100 persons who are employed by the Company and its affiliates.


ITEM 2.  PROPERTIES

The following table shows the distribution of real estate by type.


                Real Estate          Amount       % of Total
          Home Office             $ 2,610,908         19%
          Commercial              $ 2,318,514         17%
          Residential development $ 5,341,858         37%
          Foreclosed real estate  $ 3,846,946         27%


Real estate holdings, net of accumulated depreciation of $3,565,000 and $3,254,000 at December 31, 1996 and 1995, respectively, represent approximately 4% of the total assets. The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations. The office buildings contain 57,000 square feet of office and warehouse space. The properties are carried at approximately $2,688,000. In addition, an insurance subsidiary owns a home office building in Huntington, West Virginia. The building has 15,000 square feet and is carried at $198,000. The facilities occupied by the Company are adequate relative to the Company's present operations.

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


                                                BID
                    PERIOD                 LOW       HIGH

                    1996
                    First quarter          1/16       1/8
                    Second quarter         1/16       3/16
                    Third quarter          1/16       5/32
                    Fourth quarter         3/32       1/8

                    1995
                    First quarter          1/16       1/8
                    Second quarter         1/8        1/8
                    Third quarter          1/8        1/8
                    Fourth quarter         1/16       1/8



The Company did not pay any dividends during 1996 or 1995. Limitations on shareholders dividends are described in Note 2 of the Notes to Financial Statements.



             Number of Common Shareholders as of March 3, 1997

                                   15,393

ITEM 6.  SELECTED FINANCIAL DATA

                          FINANCIAL HIGHLIGHTS
                (000's omitted, except per share data)
                          1996       1995       1994       1993       1992
Premium income
  net of reinsurance   $ 27,619   $ 29,998    $ 32,284   $ 30,727   $ 21,614
Total revenues         $ 46,538   $ 48,365    $ 49,261   $ 47,185   $ 41,049
Net income (loss)      $ (3,032)  $ (1,452)   $ (1,775)  $ (3,343)  $ (4,020)
Net income (loss)
per share              $  (0.13)  $  (0.06)   $  (0.07)  $  (0.14)  $  (0.21)
Total assets           $336,639   $334,058    $331,410   $326,390   $319,628
Total long term debt   $ 19,000   $ 20,623    $ 21,529   $ 23,535   $ 26,240
Dividends paid
per share                 NONE       NONE       NONE        NONE       NONE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance companies contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 5% and 4% as
of  December 31,  1996,  and  1995,  respectively.   Fixed maturities as a
percentage of total invested assets were 80% and 78% as of December 31, 1996 and 1995, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long term fixed maturity investments such as bonds and mortgage loans which provide a sufficient return to cover these obligations. Most of the insurance company assets, other than policy loans, are invested in fixed maturities and other investments, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the life companies could liquidate portions of their investments if such a need arose. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long term fixed maturities are reported in the financial statements at their amortized cost.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Consolidated operating activities of the Company produced cash flows of $2,559,000, $687,000 and $1,338,000 in 1996, 1995 and 1994, respectively.
The net cash provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals, equalled $9,370,000 in 1996, $9,701,000 in1995, and $9,555,000 in 1994. Management
utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.


Cash provided by (used in) investing activities was $16,163,000, ($8,030,000) and ($26,847,000), for 1996, 1995 and 1994, respectively. The most significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions. Fixed maturities account for 82%, 76% and 79% of the total cost of investments acquired in 1996, 1995 and 1994, respectively. The net cash provided by investing activities in 1996, is due to the fixed maturities sold in conjunction with the coinsurance agreement with FILIC. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by (used in) financing activities was ($13,900,000), $8,108,000 and $6,211,000 for 1996, 1995 and 1994, respectively. The change between 1996 and 1995 is due to a coinsurance agreement with First International Life Insurance Company as of September 30, 1996. At closing of the transaction, UG received a reinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.

Policyholder contract deposits decreased 11% in 1996 compared to 1995, and increased 8% in 1995 when compared to 1994. Policyholder contract withdrawals has decreased 4% in 1996 compared to 1995, and increased 7% in 1995 compared to 1994. The changes in policyholder contract withdrawals is not attributable to any one significant event. Factors that may be causing the increase are the fluctuation of interest rates, competition and other economic factors. The Company's current marketing strategy and portfolio is directly structured to conserve the existing customer base and at the same time increase the customer base through new policy production.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - NA and is subject to a credit agreement. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment.

On a parent only basis, FCC's cash flow is dependent on revenues from its life insurance subsidiaries from management and cost sharing arrangements and through dividends. At December 31, 1996, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1996, UG had a statutory gain from operations of $8,006,000. At December 31, 1996, UG's statutory capital and surplus amounted to $10,227,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

A life insurance company's statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners ("NAIC"), as modified by the insurance company's state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company's insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings.

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. These requirements are intended to allow insurance regulators to identify inadequately capitalized insurance companies based upon the types and mixtures of risks inherent in the insurer's operations. The formula includes components for asset risk, liability risk, interest rate exposure, and other factors. Based upon their December 31, 1996, statutory financial reports, the Company's insurance subsidiaries are adequately capitalized under the formula.

The Company is not aware of any litigation that will have a material adverse effect on the financial position of the Company. The Company does not believe that the regulatory initiatives currently under consideration by various regulatory agencies will have a material adverse impact on the Company. The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries. The Company does not believe that any insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995

(a)  REVENUES

Premium income, net of reinsurance premium, decreased 8% when comparing 1996 to 1995. The decrease in premium income is primarily attributed to the change in marketing strategy and to a lesser extent the change in distribution systems. The Company changed its marketing strategy from traditional life insurance products to universal life insurance products. Universal life and interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. The Company changed its marketing strategy to remain competitive.

The Company changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force, in recent years, did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. (The termination of the broker agency force caused a non-recurring write down of the value of agency force asset in 1995. See discussion of amortization of agency force for further details.)

One factor that has had a positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1996 and 1995 has been 87.9% and 87.5%, respectively.

Other considerations net of reinsurance increased 7% compared to one year ago. Other considerations consists of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income increased 3% when comparing 1996 to 1995. The overall investment yields for 1996, 1995 and 1994, are 7.21%, 7.10% and 7.19%, respectively. The improvement in investment yield is primarily attributed to the fixed maturity portfolio. The Company has invested financing cash flows generated by cash received through sales of universal life insurance products.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, the Company's primary product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted spreads. It is expected that the monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on insurance policies the Company has in force and will write in the future.

Realized investment losses were $411,000 and $349,000 in 1996 and 1995, respectively. The Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.


(b)  EXPENSES

Life benefits net of reinsurance benefits and claims increased 13% compared
to 1995.   The  increase in  life benefits is  due primarily  to settlement expenses discussed in the following paragraph:

In 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These non-standard policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in-force in 1994. Management's initial analysis indicated that expected death claims on the business in-force was adequate in relation to mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of the Company to repurchase as many of the non-standard policies as possible. Through December 31, 1996, the Company spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of related litigation. In relation to settlement of non-standard policies the Company incurred life benefits of $3,307,000, $720,000 and $1,250,000 in 1996, 1995 and 1994, respectively. The Company incurred legal costs of $906,000, $687,000 and $229,000 in 1996, 1995 and 1994, respectively. All the policies associated with this issue have been settled as of December 31, 1996. The Company has approximately $3,742,000 of insurance in-force and $1,871,000 of reserves from the issuance of paid-up life insurance policies for settlement of matters related to the original non-standard policies. Management believes the reserves are adequate in relation to expected mortality on this block of in force.

Commissions and amortization of deferred policy acquisition costs decreased 8% in 1996 compared to 1995. The decrease was due to the decline in first year premium production.

Amortization of cost of insurance acquired decreased 12% in 1996 compared to 1995. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force.

Operating expenses increased 9% in 1996 compared to 1995. The primary factor that caused the increase in operating expenses is directly related to increased legal costs and reserves established for litigation. The legal costs are due to the settlement of non-standard insurance policies as was discussed in the review of life benefits. The Company incurred legal costs of $906,000, $687,000 and $229,000 in 1996, 1995 and 1994,
respectively in relation to the settlement of the non-standard insurance policies.

Interest expense decreased 11% in 1996 compared to 1995. Since December 31, 1995, notes payable decreased approximately $1,623,000 which has directly attributed to the decrease in interest expense during 1996. Interest expense was also reduced as a result of the refinancing of the senior debt under which the new interest rate is more favorable. Please refer to Note 10 "Notes Payable" of the Notes to the Consolidated Financial Statements for more information on this matter.


(c)  NET LOSS

The Company had a net loss of $3,032,000 in 1996 compared to a net loss of $1,452,000 in 1995. The net loss in 1996 is attributed to the increase in life benefits net of reinsurance and operating expenses primarily associated with settlement and other related costs of the non-standard life insurance policies.

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

Net investment income increased 9% when comparing 1995 to 1994. The change reflected an increase in the amount of invested assets, which was partially offset by a lower effective yield on investments acquired during 1995. The overall investment yields for 1995, 1994 and 1993, are 7.10%, 7.19% and 7.40%, respectively. The Company has been able to increase its investment portfolio through financing cash flows, generated by cash received through sales of universal life insurance products. Although the Company sold no fixed maturities during the last few years, it did experience a significant turnover in the portfolio. Many companies with bond issues outstanding took advantage of the lower interest rates and retired older debt which carried higher rates. This was accomplished through early calls and accelerated pay-downs of fixed maturity investments.

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

Realized investment losses were $349,000 and $146,000 in 1995 and 1994, respectively. Fixed maturities and equity securities realized net investment losses of $169,000 and real estate realized net investment losses $180,000 in 1995. The net realized investment losses for fixed maturities in 1995 is not attributable to any one specific transaction. The Company experienced moderate turnover in its fixed maturities portfolio during 1995. This was the result of many companies taking advantage of lower interest rates and refinancing higher coupon rate bonds with new securities at current lower rates. This was accomplished through early calls and accelerated pay downs that generated the net investment losses of fixed maturities. The realized investment losses for real estate is primarily attributable to one property. The property was re-evaluated during the year in relation to property values in the surrounding area of the property owned by the Company. In 1994, the Company realized net investment losses from equity securities and real estate of $119,000 and $513,000, respectively and realized an investment gain of $467,000 due to the sale of an insignificant subsidiary. The realized investment losses from real estate in 1994, was due to permanent impairment of the value of property located in Louisiana. The permanent impairment was due to recent appraisals and marketing analysis. The Company had other gains and losses during the period that comprised the remaining amount reported but were routine or immaterial in nature to disclose on an individual basis.


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

The Company experienced an increase of 6% in mortality during 1995 compared to 1994. The increase in mortality is due primarily to settlement expenses discussed in the following paragraph:

During the third quarter of 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These non-standard policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in force in 1994. Management's initial analysis indicated that the expected death claims on the business in force to be adequately covered by the mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of the Company to repurchase as many of the non-standard policies as possible. As of December 31, 1995, there remained approximately $5,738,000 of the original face amount which had not been settled. Through December 31, 1995, the Company spent a total of $2,886,000 for the repurchase of the non-standard policies and for the legal defense of related litigation. In relation to settlement of non-standard policies the Company incurred life benefits of $720,000 and $1,250,000 in 1995 and 1994, respectively. The Company incurred legal costs of $687,000 and $229,000 in 1995 and 1994, respectively.

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

Commissions and amortization of deferred policy acquisition costs increased 23% in 1995 compared to 1994. The increase is directly attributed to the amortization of a larger asset. The increase is also caused by the reduction in first year premium production. To a lesser extent the increase in amortization of deferred policy acquisition costs is directly related to the change in products that is currently marketed. The Company revised its portfolio of products as previously discussed in premium income. These new products pay lower first year commissions than the products sold in prior periods. The asset increased due to first year premium production by the agency force. The Company did benefit from improved persistency.

Amortization of cost of insurance acquired decreased 11% in 1995 compared to 1994. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in force. The Company's average persistency rate for all policies in force for 1995 and 1994 has been approximately 87.5% and 86.3%, respectively.

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

FINANCIAL CONDITION

The financial condition of the Company was affected by a coinsurance agreement between First International Life Insurance Company ("FILIC") and the Company's insurance subsidiary Universal Guaranty Life Insurance Company ("UG") on September 30, 1996. The agreement provided UG an additional $6,375,000 of statutory capital and surplus. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. Certain balance sheet line items were impacted by this agreement and effects the comparability of the current period with the prior period.


(a)  ASSETS

The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of December 31, 1996, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

Mortgage loans decreased 21% in 1996 as compared to 1995. The Company is not actively seeking new mortgage loans, and the decrease is due to early pay-offs from mortgagee's seeking refinancing at lower interest rates. All mortgage loans held by the Company are first position loans. The Company has $603,000 in mortgage loans, net of a $10,000 reserve allowance, which are in default or in the process of foreclosure, this represents approximately 5% of the total portfolio. The mortgage delinquency rate for the insurance industry as published by the NAIC as the "Industry Experience Factor" is 6.5%.

Investment real estate and real estate acquired in satisfaction of debt decreased 17% in 1996 compared to 1995. The decrease was due to the sale of lots from the Company's Lake Pointe development and the sale of two foreclosed properties. Real estate holdings represent approximately 4% of the total assets of the Company. Total real estate is separated into four categories: Home Office 19%, Commercial 17%, Residential Development 37% and Foreclosed Properties 27%.

Policy loans decreased 15% in 1996 compared to 1995. Policy loans decreased approximately $2,787,000 due to the coinsurance agreement with FILIC. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Reinsurance receivables increased significantly due to the
coinsurance agreement  with FILIC.   The coinsurance  agreement
contributed approximately $28,000,000 to reinsurance receivables for future policy benefits as of December 31, 1996.

Deferred policy acquisition costs decreased 5% in 1996 compared to 1995. The costs, which vary with, and are primarily related to producing new business are referred to as deferred policy acquisition costs ("DAC"). DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent that these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts,
discounted using the interest  rate credited by the policy.   The Company
had $1,276,000 in policy acquisition costs deferred, $854,000 in interest accretion and $3,010,000 in amortization in 1996. The Company did not recognize any impairments during the period.

Cost  of  insurance  acquired decreased  significantly  during  1996.   The
decrease is primarily attributed to the coinsurance agreement with FILIC.


(b)  LIABILITIES

Total liabilities increased 2% in 1996 compared to 1995. Future policy benefits increased 4% in 1996 and represented 84% of total liabilities at December 31, 1996. Management expects future policy benefits to increase in the future due to the aging of the volume of insurance in force and continued production by the Company's sales force.

Policy claims and benefits payable increased 3% in 1996 compared to 1995. There is no single event that caused this item to increase. Policy claims vary from year to year and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Other policyholder funds decreased 9% in 1996 compared to 1995. The decrease can be attributed to a decrease in premium deposit funds. Premium deposit funds are funds deposited by the policyholder with the insurance company to accumulate interest and pay future policy premiums. The change in marketing from traditional insurance products to universal life insurance products is the primary reason for the decrease. Universal life insurance products do not have premium deposit funds. All premiums received from universal life insurance policyholders are credited to the life insurance policy and are reflected in future policy benefits.

Dividend  and  endowment accumulations  increased 11%  in 1996  compared to
1995. The increase is attributed to the significant amount of participating business the Company has in force. There are generally four options a policyholder can select to pay policy dividends. Over 47% of all dividends paid were put on deposit to accumulate with interest. Accordingly, management expects this liability to increase in the future.

Income taxes payable and deferred income taxes payable decreased significantly in 1996 compared to 1995. The primary reason for the decrease in deferred income taxes is due to the coinsurance agreement with FILIC. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis. Federal income taxes are discussed in more detail in Note 3 of the Notes to the Consolidated Financial Statements.

Notes payable decreased approximately $1,623,000 in 1996 compared to 1995. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - NA. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment. The Company's long term debt is discussed in more detail in Note 10 of the Notes to the Financial Statements.

(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity decreased 8% in 1996 compared to 1995. The decrease in shareholders' equity is primarily due to the net loss of $3,032,000 in 1996. The Company experienced $175,000 in unrealized depreciation of equity securities and investments held for sale in 1996.


REGULATORY ENVIRONMENT

The Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance subsidiaries, USA, UG, APPL and ALIC are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and are registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 of the Notes to the Financial Statements), and payment of dividends (see Note 2 of the Notes to the Financial Statements) in excess of specified amounts by the insurance subsidiary within the holding company system are required.

The National Association of Insurance Commissioners (NAIC) is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Each year the NAIC calculates financial ratio results (commonly referred to as IRIS ratios) for each company. These ratios compare various financial information pertaining to the statutory balance sheet and income statement. The results are then compared to pre-established normal ranges determined by the NAIC. Results outside the range typically require explanation to the domiciliary insurance department.

At year end 1996, UG had two ratios outside the normal range. The first ratio compared commission allowances with statutory capital and surplus. The ratio was outside the normal range due to the coinsurance agreement with First International Life Insurance Company ("FILIC"). Additional information about the coinsurance agreement with FILIC can be found in Note 7 of the Notes to the Consolidated Financial Statements. Management does not believe that this ratio will be outside the normal range in future periods.

The second ratio is related to the decrease in premium income. The ratio fell outside the normal range the last two years. The decrease in premium income is directly attributable to the change in distribution systems and marketing strategy. The Company changed its focus from primarily a broker agency distribution system to a captive agent system and changed its marketing strategy from traditional whole life insurance products to universal life insurance products. Management is taking a long-term approach to its recent changes to the marketing and distribution systems and believes these changes will provide long-term benefits to the Company.

The Company receives funds from its insurance subsidiaries in the form of management and cost sharing arrangements (See Note 9 of the Notes to the Consolidated Financial Statements) and through dividends. Annual dividends in excess of maximum amounts prescribed by state statutes ("extraordinary dividends") may not be paid without the prior approval of the insurance commissioner in which an insurance subsidiary is domiciled. (See Note 2 of the Notes to the Consolidated Financial Statements.)

The NAIC has adopted Risk-Based Capital ("RBC") requirements for life/health insurance companies to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula will be used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

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

     * Or, 2.5 with negative trend.

At December 31, 1996, each of the Company's insurance subsidiaries has a Ratio that is in excess of 300% of the authorized control level; accordingly the Company's subsidiaries meet the RBC requirements.

The NAIC has recently released the Life Illustration Model Regulation. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarial established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product which does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product which does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer.

As states in which the Company does business adopt the regulation or adopt a modified version of the regulation, the Company will be required to comply with this new regulation. The Company may need to modify existing products or sales methods.

The NAIC has proposed a new Model Investment Law that may affect the statutory carrying values of certain investments; however, the final outcome of that proposal is not certain, nor is it possible to predict what impact the proposal will have on the Company or whether the proposal will be adopted in the foreseeable future.

FUTURE OUTLOOK

The Company operates in a highly competitive industry. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of which have financial resources or ratings greater than those of the Company.

The insurance industry is a mature industry. In recent years, the industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Management believes that the Company's ability to compete is dependent upon, among other things, its ability to attract and retain agents to market its insurance products and its ability to develop competitive and profitable products.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

No new accounting standards became effective or were adopted by the Company during the year which resulted in a material impact on the Company's financial statements.


Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:


                                                                 Page No.
FIRST COMMONWEALTH CORPORATION AND CONSOLIDATED SUBSIDIARIES


   Independent Auditor's Report for the
     Years ended December 31, 1996, 1995, 1994  . . . . . . . . . . 30



     Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . 31



     Consolidated Statements of Operations  . . . . . . . . . . . . 32



     Consolidated Statements of Shareholders' Equity  . . . . . . . 33



     Consolidated Statements of Cash Flows  . . . . . . . . . . . . 34



     Notes to Consolidated Financial Statements . . . . . . . .  35-54




ITEM  9.  DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND FINANCIAL
          DISCLOSURE

None

                          Independent Auditors' Report

Board of Directors and Shareholders
First Commonwealth Corporation

  We have audited the accompanying consolidated balance sheets of First Commonwealth Corporation (a Virginia corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Corporation and subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

  We have also audited Schedule I as of December 31, 1996, and Schedules II, IV and V as of December 31, 1996 and 1995, of First Commonwealth Corporation and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

                                     KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 26, 1997

FIRST COMMONWEALTH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 1996 and 1995


                                      ASSETS
                                                      1996          1995
Investments:
   Fixed maturities at amortized cost (market
    $181,815,225 and $197,006,257)               $ 179,535,861  $ 190,558,351
   Investments held for sale:
      Fixed maturities, at market (cost
        $1,984,661 and $3,224,039)                    1,961,166     3,226,175
      Equity securities, at market
       (cost $2,086,159 and $2,086,159)               1,794,405     1,946,481
   Mortgage loans on real estate at amortized cost   11,022,792    13,891,762
   Investment real estate, at cost, net of
    accumulated depreciation                         10,268,490    11,683,575
   Real estate acquired in satisfaction of debt,
    at cost, net of accumulated depreciation          3,846,946     5,332,413
   Policy loans                                      14,438,120    16,941,359
   Short term investments                               400,000       425,000
                                                    223,267,780   244,005,116

Cash and cash equivalents                            16,801,288    11,979,637
Investment in parent                                    350,000       350,000
Accrued investment income                             3,424,546     3,620,367
Reinsurance receivables:
    Future policy benefits                           38,745,093    13,540,364
    Policy claims and other benefits                  3,856,124       861,488
Other accounts and notes receivable                     894,321       963,468
Deferred policy acquisition costs                    18,162,356    19,041,728
Cost of insurance acquired                           19,886,494    27,964,733
Cost in excess of net assets purchased,
    net of accumulated amortization                   9,624,135    10,071,170
Other assets                                          1,626,987     1,659,714
             Total assets                         $ 336,639,124 $ 334,057,785

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
   Future policy benefits                         $ 252,718,388 $ 242,763,581
   Policy claims and benefits payable                 3,193,806     3,110,378
   Other policyholder funds                           2,784,967     3,053,411
   Dividend and endowment accumulations              13,647,676    12,324,949
Income taxes payable:
   Current                                               60,044       211,979
   Deferred                                           3,043,775     7,865,853
Notes payable                                        18,999,853    20,623,328
Indebtedness to (from) affiliates, net                   36,933      (162,388)
Other liabilities                                     5,088,785     4,051,080
             Total liabilities                      299,574,227   293,842,171
Minority interests in consolidated subsidiaries       1,586,246     1,530,814


Shareholders' equity:
Common stock - $1 par value per share.  Authorized
 25,000,000 shares - 23,967,749 and 23,967,749
 shares issued after deducting treasury shares
 of 372,506 and 372,506                              23,967,749    23,967,749
Additional paid-in capital                           28,498,361    28,498,361
Unrealized depreciation of investments held
 for sale                                              (305,715)     (131,215)
Accumulated deficit                                 (16,681,744)  (13,650,095)
      Total shareholders' equity                     35,478,651    38,684,800
      Total liabilities and shareholders' equity  $ 336,639,124 $ 334,057,785

                              See accompanying notes.

FIRST COMMONWEALTH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1996



                                        1996           1995         1994
Revenues:

 Premium income                     $ 32,386,635  $ 35,200,815  $ 37,910,813
 Reinsurance premium                  (4,767,743)   (5,202,690)   (5,626,582)
 Other considerations                  3,504,974     3,280,823     2,969,131
 Other considerations paid
   to reinsurers                        (179,408)     (180,412)     (229,093)
 Net investment income                15,909,226    15,499,751    14,188,461
 Realized investment gains and
   (losses), net                        (411,053)     (348,582)     (145,697)
 Other income                             95,400       115,469       194,338

                                      46,538,031    48,365,174    49,261,371


Benefits and other expenses:

 Benefits, claims and settlement
   expenses:
     Life                             30,800,404    28,094,061    33,373,186
     Reinsurance benefits and claims  (2,283,956)   (2,849,806)   (2,807,763)
     Annuity                           1,826,600     1,762,584     1,526,492
     Dividends to policyholders        4,100,552     4,217,176     3,339,992
   Commissions and amortization of
     deferred policy
     acquisition costs                 4,992,885     5,440,653     4,438,133
   Amortization of cost of
     insurance acquired                1,703,400     1,944,798     2,181,127
   Operating expenses                 11,631,839    10,672,996     8,975,985
   Interest expense                    1,700,823     1,917,360     1,941,565
                                      54,472,547    51,199,822    52,968,717


Loss before income taxes
   and minority interest              (7,934,516)   (2,834,648)   (3,707,346)

Credit for income taxes                4,961,506     1,435,824     1,996,284
Minority interest in gain
   of consolidated subsidiaries          (58,639)      (52,814)      (63,782)
Net loss                            $ (3,031,649) $ (1,451,638) $ (1,774,844)


Net loss per common share           $      (0.13) $      (0.06) $      (0.07)

Weighted average common
   shares outstanding                 23,967,749    24,198,193    24,340,051




                              See accompanying notes


FIRST COMMONWEALTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1996

                                        1996           1995        1994
Common stock
   Balance, beginning of year      $  23,967,749 $  24,340,051 $  24,340,051
   Treasury stock acquired through
    liquidation of Commonwealth
    Industries Corporation                     0      (372,302)            0
    Issued during year                         0             0             0
    Balance, end of year           $  23,967,749 $  23,967,749 $  24,340,051



Additional paid-in capital
    Balance, beginning of year     $  28,498,361 $  31,588,559 $  31,588,559
    Treasury stock acquired through
     liquidation of Commonwealth
     Industries Corporation                    0    (3,090,198)            0
    Issued during year                         0             0             0
    Balance, end of year           $  28,498,361 $  28,498,361 $  31,588,559



Unrealized appreciation (depreciation)
 of investments held for sale
    Balance, beginning of year     $    (131,215)$    (423,916)$    (178,621)
    Change during year                  (174,500)      292,701      (245,295)
    Balance, end of year           $    (305,715)$    (131,215)$    (423,916)




Accumulated deficit
   Balance, beginning  of year     $ (13,650,095)$ (12,198,457)$ (10,423,613)
   Net loss                           (3,031,649)   (1,451,638)   (1,774,844)
   Balance, end of year            $ (16,681,744)$ (13,650,095)$ (12,198,457)





Total shareholders' equity,
 end of year                       $  35,478,651 $  38,684,800 $  43,306,237



                             See accompanying notes.

FIRST COMMONWEALTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1996

                                       1996           1995           1994
Increase (decrease) in cash and
 cash equivalents
Cash flows from operating
 activities:
   Net loss                      $  (3,031,649) $  (1,451,638) $  (1,774,844)
   Adjustments to reconcile net
    loss to net cash provided by
    operating activities net of
    changes in assets and
    liabilities resulting from the
    sales and purchases of
    subsidiaries:
      Amortization/accretion of
        fixed maturities               829,326       866,658      1 ,028,327
      Realized investment (gains)
        losses, net                    411,053       348,582         145,697
      Policy acquisition costs
        deferred                    (1,276,000)   (2,370,000)     (4,939,000)
      Amortization of deferred
        policy acquisition costs     2,155,372     2,100,748       1,529,012
      Amortization of cost of
        insurance acquired           1,703,400     1,944,798       2,181,127
      Amortization of costs in
        excess of net assets
        purchased                      447,035       691,307         450,669
      Depreciation                     514,507       531,364         657,533
      Minority interest                 58,639        52,814          63,782
      Change in accrued investment
        income                         195,821      (173,350)       (583,950)
      Change in reinsurance
        receivables                     83,742      (482,226)     (1,012,799)
      Change in policy liabilities
        and accruals                 7,444,348     4,954,300       9,990,664
      Charges for mortality and
        administration of universal
        life and annuity products  (10,239,476)   (9,757,354)     (9,178,363)
      Interest credited to account
        balances                     7,075,921     6,644,282       5,931,019
      Change in income taxes
        payable                     (4,974,013)   (1,460,367)     (1,996,474)
      Change in indebtedness (to)
        from affiliates, net           199,321        21,528         205,977
      Change in other assets and
        liabilities, net               961,680    (1,774,381)     (1,360,067)
Net cash provided by operating
 activities                          2,559,027       687,065       1,338,310

 Cash flows from investing activities:
  Proceeds from investments sold
    and matured:
      Fixed maturities held for
       sale matured                  1,152,736       619,612        250,000
      Fixed maturities sold         18,736,612             0              0
      Fixed maturities matured      20,787,782    16,265,140     23,601,817
      Equity securities                  8,990       104,260         49,557
      Mortgage loans                 3,364,427     2,252,423      4,006,557
      Real estate                    3,219,851     1,768,254      2,640,025
      Policy loans                   3,937,471     4,110,744      3,974,404
      Short term                       825,000        25,000      1,038,856
 Total proceeds from investments
   sold and matured                 52,032,869    25,145,433     35,561,216

 Cost of investments acquired:
      Fixed maturities held for
       sale                                  0             0       (839,375)
      Fixed maturities             (29,365,111)  (25,112,358)   (51,929,105)
      Equity securities                      0    (1,000,000)      (249,925)
      Mortgage loans                  (503,113)     (322,129)    (5,669,888)
      Real estate                     (841,793)   (1,927,413)    (3,321,599)
      Policy loans                  (4,329,124)   (4,713,471)    (3,557,237)
      Short term                      (830,983)     (100,000)      (650,000)
 Total cost of investments
  acquired                         (35,870,124)  (33,175,371)   (66,217,129)

 Cash of subsidiary at date of sale          0             0     (3,134,343)
 Cash received in sale of subsidiary         0             0      3,978,586
 Cash of subsidiaries at acquisition
  date                                       0             0      2,965,115
Net cash provided by (used in)
 investing activities               16,162,745    (8,029,938)   (26,846,555)

Cash flows from financing
  activities:
 Policyholder contract deposits     22,245,369    25,021,983     23,110,031
 Policyholder contract withdrawals (15,433,644)  (16,008,462)   (14,893,221)
 Net cash transferred from
  coinsurance ceded                (19,088,371)            0              0
 Proceeds from notes payable         9,300,000       300,000              0
 Payments of principal on notes
  payable                          (10,923,475)   (1,205,861)    (2,005,687)
Net cash provided by (used in)
 financing activities              (13,900,121)    8,107,660      6,211,123

Net increase (decrease) in cash
 and cash equivalents                4,821,651       764,787    (19,297,122)
Cash and cash equivalents at
 beginning of year                  11,979,637    11,214,850     30,511,972
Cash and cash equivalents at end
 of year                         $  16,801,288 $  11,979,637  $  11,214,850

                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         A. ORGANIZATION - At December 31, 1996, the parent, significant majority-owned subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                               ORGANIZATIONAL CHART
                              AS OF DECEMBER 31, 1996

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

         A  summary  of  the  Company's   significant  accounting  policies
         consistently applied in the preparation of the accompanying consolidated financial statements follows.

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

             Real estate -- at cost, less allowances for depreciation and any impairment which would result in a carrying value below net realizable value. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on real estate was $3,565,073 and $3,253,979 as of December 31, 1996 and 1995, respectively.

             Policy loans -- at unpaid balances including accumulated interest but not in excess of the cash surrender value.

             Short-term investments -- at cost, which approximates current market value.

             Realized  gains  and  losses  on  sales   of  investments  are
             recognized in net income on the specific identification basis.

         G. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Accident and health insurance premiums are recognized as revenue pro-rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance, policy administration, and surrenders assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

         H. DEFERRED POLICY ACQUISITION COSTS - Commissions and other costs of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

             For universal life insurance and interest sensitive life insurance products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality, and expense margins. Under SFAS No. 97,
             "Accounting  and  Reporting  by   Insurance  Enterprises   for
             Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial assumptions. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

             The following table summarizes deferred policy acquisition costs and related data for the years shown.

                                      1996         1995          1994
Deferred, beginning of year      $ 19,042,000  $ 18,772,000  $ 16,254,000

Acquisition costs deferred:
 Commissions, net of reinsurance
  of $0
 $0 and $1,837,000                    845,000      1,838,00     3,182,000
 Marketing, salaries and
  other expenses                      431,000       532,000     1,757,000

 Total                              1,276,000     2,370,000     4,939,000

 Interest accretion                   854,000       817,000      684,000
 Amortization charged to income    (3,010,000)   (2,917,000)  (2,213,000)
 Net amortization                  (2,156,000)   (2,100,000)  (1,529,000)

 Deferred acquisition costs
  disposed of at sale of
  subsidiary                                0             0     (892,000)
 Change for the year                 (880,000)      270,000    2,518,000

Deferred, end of year            $ 18,162,000  $ 19,042,000 $ 18,772,000

             The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs.


                                              1996      1995      1994

             Net amortization of deferred
               policy acquisition costs  $ 2,156,000 $ 2,100,000 $ 1,529,000
             Commissions                   2,837,000   3,341,000   2,909,000
               Total                     $ 4,993,000 $ 5,441,000 $ 4,438,000

             Estimated  net   amortization  expense   of  deferred   policy
             acquisition costs for the next five years is as follows:

                                   Interest                     Net
                                   Accretion  Amortization  Amortization


             1997                 $  800,000  $  2,700,000  $  1,900,000
             1998                    700,000     2,400,000     1,700,000
             1999                    700,000     2,200,000     1,500,000
             2000                    600,000     1,900,000     1,300,000
             2001                    600,000     1,700,000     1,100,000


         I. COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of Insurance Acquired is amortized with interest in relation to expected future profits,
             including  direct   charge-offs   for   any  excess   of   the
             unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 72% of the balance and 15% on the remaining balance. The interest rates vary due to differences in the blocks of business.

                                        1996         1995         1994


           Cost of insurance
               acquired, beginning
               of year              $ 27,965,000 $ 29,910,000 $ 32,091,000

             Additions from
               acquisitions                    0            0            0
             Interest accretion        2,695,000    2,825,000    2,967,000
             Amortization             (4,398,000)  (4,770,000)  (5,148,000)
               Net amortization       (1,703,000)  (1,945,000)  (2,181,000)
             Balance attributable to
              coinsurance agreement   (6,375,000)           0            0
             Write-offs due to
              impairment                       0            0            0
           Cost of insurance
              acquired, end of year $ 19,887,000 $ 27,965,000 $ 29,910,000

             Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:



                                         Interest                   Net
                                         Accretion Amortization Amortization

             1997                     $  2,100,000 $  3,300,000 $  1,200,000
             1998                        2,000,000    3,000,000    1,000,000
             1999                        2,000,000    2,800,000      800,000
             2000                        1,900,000    2,800,000      900,000
             2001                        1,800,000    2,800,000    1,000,000


         J. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Cost in excess of net assets purchased are amortized over periods not exceeding forty years using the straight-line method. Management reviews the valuation and amortization of goodwill on an annual basis. As part of this review, the Company estimates the value of and the estimated undiscounted future cash flows expected to be generated by the related subsidiaries to determine that no impairment has occurred. Accumulated amortization of cost in excess of net assets purchased was $5,528,314 and $5,081,279 as of December 31, 1996 and 1995, respectively.

         K. FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C.

             Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in 1996, 1995 and 1994.

         L. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

         M. PARTICIPATING INSURANCE - Participating business represents 30% and 34% of the ordinary life insurance in force at December 31, 1996 and 1995, respectively. Premium income from participating business represents 52%, 55%, and 53% of total premiums for the years ended December 31, 1996, 1995 and 1994, respectively. The amount of dividends to be paid is determined annually by the respective insurance subsidiary's Board of Directors. Earnings allocable to participating policyholders are based on legal requirements which vary by state.

         N. INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

         O. BUSINESS SEGMENTS - The companies operate principally in the individual life insurance business.

         P. EARNINGS PER SHARE - Earnings per share are based on the weighted average number of common shares outstanding during the respective period.

         Q. CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less as cash equivalents.

         R. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the 1996 presentation. Such reclassifications had no effect on previously reported net income, total assets, or shareholders' equity.

         S. REINSURANCE - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

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


2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1996, substantially all of consolidated shareholders' equity represents net assets of FCC's subsidiaries. The payment of cash dividends to shareholders by FCC is not legally restricted. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1996, UG had a statutory gain from operations of $8,006,000. At December 31, 1996, UG's statutory capital and surplus amounted to $10,227,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

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

The following table summarizes the companies with this situation and the maximum amount of income which has not been taxed in each.

                                    Shareholders    Untaxed
                       Company         Surplus      Balance

                         ABE        $  5,242,000 $  1,150,000
                        APPL           4,943,000    1,525,000
                         UG           24,038,000    4,364,000
                         USA             981,000            0

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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:

                                    1996        1995       1994
          Current tax
           expense (credit)   $   (153,000) $    (1,000) $    35,000
          Deferred tax
           expense (credit)     (4,809,000)  (1,435,000)  (2,031,000)
                              $ (4,962,000) $(1,436,000) $(1,996,000)

The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                                             UG             FCC
                        2002      $           0         $   527,000
                        2003                  0             285,000
                        2004                  0             283,000
                        2005                  0             139,000
                        2006          2,109,000              33,000
                        2007            783,000             676,000
                        2008            940,000               4,000
                        2009                  0             169,000
                        2010                  0              19,000
                        TOTAL     $   3,832,000         $ 2,135,000

The Company  has established  a deferred  tax asset  of $2,088,000  for its
operating  loss   carryforwards  and   has  established  an   allowance  of
$2,088,000.

The provision or (credit) for income taxes shown in the statements of operations does not bear the normal relationship to pre-tax income as a result of certain permanent differences.

The sources and effects of such differences are summarized in the following table:


                                          1996         1995        1994
Tax computed at standard
  corporate rate                     $ (2,777,000) $  (992,000) $ (1,298,000)
Changes in taxes due to:
  Cost in excess of net assets
   purchased                              156,000      154,000       158,000
  Benefit of prior losses              (2,393,000)    (599,000)     (696,000)
  Other                                    52,000        1,000      (160,000)
Income tax expense (credit)          $ (4,962,000) $(1,436,000) $ (1,996,000)


The following table summarizes the major components which comprise the deferred tax liability as reflected in the balance sheets:


                                             1996              1995
    Investments                        $   (355,325)     $   (332,722)
    Deferred policy acquisition costs     6,356,825         6,664,605
    Cost of insurance acquired            6,960,273         9,787,657
    Agent balances                          (65,609)          (71,625)
    Furniture and equipment                 (21,463)          (34,104)
    Due premiums                         (1,175,166)       (1,285,212)
    Discount of notes                       922,766         1,003,038
    Future policy benefits               (6,074,568)       (3,656,260)
    Other liabilities                    (1,587,422)       (1,346,525)
    Federal tax DAC                      (1,916,536)       (2,862,999)
    Deferred tax liability             $  3,043,775      $  7,865,853

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                                  December 31,
                                        1996          1995          1994
Fixed maturities and fixed
 maturities held for sale           $ 13,396,431 $ 13,292,552  $ 12,174,226
Equity securities                         88,661       52,445         3,999
Mortgage loans                         1,047,461    1,257,189     1,408,558
Real estate                              794,844      975,080       990,857
Policy loans                           1,121,538    1,041,900       978,555
Short-term investments                   512,322      498,496       412,135
Other                                    170,872      143,527       135,051
Total consolidated investment income  17,132,129   17,261,189    16,103,381
Investment expenses                   (1,222,903)  (1,761,438)   (1,914,920)
Consolidated net investment income  $ 15,909,226 $ 15,499,751  $ 14,188,461

At December 31, 1996, the Company had a total of $5,750,000 of investments, comprised of $5,050,000 in real estate including its home office property and $700,000 in equity securities, which did not produce income during 1996.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications.


                                                Carrying Value
                                             1996               1995
Investments held for sale:
          Fixed maturities              $  1,961,166    $     3,226,175
          Equity securities                1,794,405          1,946,481
Fixed maturities:
          U.S. Government, government
           agencies and authorities       28,301,386         27,205,449
          State, municipalities and
           political subdivisions         14,387,883          6,774,185
          Collateralized mortgage
           obligations                    13,246,781         15,395,913
          Public utilities                51,794,312         59,101,260
          All other corporate bonds       71,805,499         82,081,544
                                       $ 183,291,432     $  195,731,007


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

The following table summarizes by category securities held that are below investment grade at amortized cost:


          Below Investment
          Grade Investments       1996        1995           1994
State, Municipalities and
  Political Subdivisions     $   10,000   $        0     $    32,370
Public Utilities                119,658      119,379         168,869
Corporate                       819,677      833,142         848,033
Total                        $  949,335   $  952,521     $ 1,049,272

B.   INVESTMENT SECURITIES

     The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

                                Cost or      Gross       Gross     Estimated
1996                           Amortized   Unrealized  Unrealized    Market
Investments Held for Sale:
  U.S. Government and govt.
    agencies and authorities $  1,461,067 $        0 $   17,458 $  1,443,609

  States, municipalities and
    political subdivisions        145,199        665      6,397      139,467

  Collateralized mortgage
    obligations                         0          0          0            0
  Public utilities                119,970        363        675      119,658
  All other corporate bonds       258,425      4,222      4,215      258,432
                                1,984,661      5,250     28,745    1,961,166
  Equity securities             2,086,159     37,000    328,754    1,794,405
  Total                      $  4,070,820 $   42,250  $ 357,499 $  3,755,571

Held to Maturity Securities:
  U.S. Government and govt.
   agencies and authorities  $ 28,301,386 $  674,768  $ 136,411 $ 28,839,743
  States, municipalities and
    political subdivisions     14,387,883    352,534     28,084   14,712,333
  Collateralized mortgage
    obligations                13,246,781    175,163    157,799   13,264,145
  Public utilities             51,794,312    912,535    381,285   52,325,562
  All other corporate bonds    71,805,499  1,316,380    448,437   72,673,442
  Total                      $179,535,861 $3,431,380 $1,152,016 $181,815,225

1995
                                Cost or      Gross       Gross     Estimated
                               Amortized  Unrealized   Unrealized    Market
                                 Cost        Gains       Losses      Value
Investments Held for Sale:
  U.S. Government and govt.
    agencies and authorities $  2,001,860 $    2,579  $     621  $ 2,003,818
  States, municipalities and
    political subdivisions        812,454     14,313      3,749      823,018
  Collateralized mortgage
    obligations                    32,177        506          0       32,683
  Public utilities                119,379        572      2,123      117,828
  All other corporate bonds       258,169        337      9,678      248,828
                                3,224,039     18,307     16,171    3,226,175
  Equity securities             2,086,159     80,721    220,399    1,946,481
  Total                      $  5,310,198 $   99,028  $ 236,570  $ 5,172,656

Held to Maturity Securities:
  U.S. Government and govt.
    agencies and authorities $ 27,205,449 $1,075,742  $  27,634  $28,253,557
  States, municipalities and
    political subdivisions      6,774,185    312,253      6,804    7,079,634
  Collateralized mortgage
    obligations                15,395,913    295,344     67,472   15,623,785
  Public utilities             59,101,260  2,307,613    126,760   61,282,113
  All other corporate bonds    82,081,544  2,974,554    288,930   84,767,168
  Total                      $190,558,351 $6,965,506  $ 517,600 $197,006,257

The amortized cost of debt securities at December 31, 1996, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

       Fixed Maturities Held for Sale              Amortized
                  December 31, 1996                   Cost
       Due in one year or less                   $     139,724
       Due after one year through five years         1,569,804
       Due after five years through ten years          115,183
       Due after ten years                             159,950
                                                 $   1,984,661

        Fixed Maturities Held to Maturity           Amortized
                December 31, 1996                      Cost
        Due in one year or less                   $  13,220,430
        Due after one year through five years        74,009,289
        Due after five years through ten years       77,165,456
        Due after ten years                          15,140,686
                                                  $ 179,535,861

Proceeds  from  sales,  calls,  and  maturities  of   investments  in  debt
securities during 1996 were $40,677,000. Gross gains of $101,000 and gross losses of $221,000 were realized on those sales, calls and maturities.

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

C. INVESTMENTS ON DEPOSIT - At December 31, 1996, investments carried at approximately $18,016,000 were on deposit with various state insurance departments.


5.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1996 and 1995, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(f)  Short-term investments

For short-term instruments, the carrying amount is a reasonable estimate of fair value. All short-term instruments represent certificates of deposit with various banks and all are protected under FDIC.

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

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                                 1996                       1995
                                      Estimated                   Estimated
                       Carrying         Fair         Carrying        Fair
                        Amount         Value          Amount         Value

Fixed maturities    $ 179,535,861  $ 181,815,225  $ 190,558,351 $ 197,006,257
Fixed maturities
 held for sale          1,961,166      1,961,166      3,226,175     3,226,175
Equity securities       1,794,405      1,794,405      1,946,481     1,946,481
Mortgage loans on
 real estate           11,022,792     11,022,792     13,891,762    13,891,762
Policy loans           14,438,120     14,438,120     16,941,359    16,941,359
Short-term investments    400,000        400,000        425,000       425,000
Investment in real
 estate                10,268,490     10,268,490     11,683,575    11,683,575
Real estate acquired
 in satisfaction of
 debt                   3,846,946      3,846,946      5,332,413     5,332,413
Notes receivable          840,066        783,310        840,066       775,399

Liabilities
Notes payable          18,999,853     18,153,803     20,623,328    19,987,666

6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, may differ from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which is expected to be completed in 1997, will likely change prescribed statutory accounting practices, and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $10,227,000 and $7,274,000 at December 31, 1996 and 1995, respectively.
The combined statutory gain from operations (exclusive of intercompany dividends) was $10,297,000, $3,633,000 and $3,074,000 for 1996, 1995 and
1994, respectively.


7.  REINSURANCE

The Company assumes risks from, and reinsures certain parts of its risks with other insurers under yearly renewable term and coinsurance agreements which are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, the Company generally will not carry more than $125,000 individual life insurance on a single risk.

The Company has reinsured approximately $1.109 billion, $1.088 billion and $1.217 billion in face amount of life insurance risks with other insurers for 1996, 1995 and 1994, respectively. Reinsurance receivables for future policy benefits were $38,745,000 and $13,540,000 at December 31, 1996 and 1995, respectively, for estimated recoveries under reinsurance treaties. Should any of the reinsurers be unable to meet its obligation at the time of the claim, obligation to pay such claim would remain with the Company.

The Company's insurance subsidiary ("UG") entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policy. A.M. Best, an industry rating company, assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. The agreement with FILIC accounts for approximately 66% of the reinsurance receivables as of December 31, 1996.

As a result of the FILIC coinsurance agreement, effective September 30, 1996, UG received a reinsurance credit in the amount of $28,318,000 in exchange for an equal amount of assets. UG also received $6,375,000 as a commission allowance.

Currently, the Company is utilizing reinsurance agreements with Business Men's Assurance Company, ("BMA") and Life Reassurance Corporation, ("LIFE RE") for new business. BMA and LIFE RE each hold an "A+" (Superior) rating from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term ("YRT") treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long duration reinsurance contracts on premiums earned in 1996, 1995 and 1994 was as follows:


                                     Shown in thousands
                                1996          1995         1994
                              Premiums      Premiums     Premiums
                               Earned        Earned       Earned

          Direct           $    32,387    $    35,201    $   37,911
          Assumed                    0              0             0
          Ceded                 (4,768)        (5,203)       (5,627)
          Net premiums     $    27,619    $    29,998    $   32,284




8.  COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgements against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitve damages in these circumstances.

Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Those mandatory assessments may be partially recovered through a reduction in future premium taxes in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

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

9.  RELATED PARTY TRANSACTIONS

The employees of the Company have extensive experience and expertise in acquiring, managing and operating corporations and other business entities engaged in the general life insurance business as well as other financial and investment companies. None of the Company's subsidiaries has employees of their own. On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements whereby FCC provides management services. FCC received net management fees of $9,927,000, $10,464,000 and $10,912,000 under these arrangements in 1996, 1995 and 1994, respectively. UG paid $9,627,000, $10,164,000 and $10,587,000 to FCC in 1996, 1995 and 1994,
respectively.

In addition to the above agreements, USA has a service agreement with UII to provide services for claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. Fees are based on percentages of premium revenue applied to both first year and renewal premiums. USA paid $1,568,000, $2,015,000 and $1,357,000 under their agreement with UII for 1996, 1995 and 1994, respectively.

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


10.   NOTES PAYABLE

At December 31, 1996, the Company has $19,000,000 in long term debt outstanding. The debt is comprised of the following components:
                                               1996          1995
              Senior debt                  $ 8,400,000   $11,400,000
              Subordinated 10 yr. notes      5,369,000     5,369,000
              Subordinated 20 yr. notes      3,831,000     3,831,000
              Other notes payable            1,400,000             0
              Encumbrance on real
              estate                                 0        23,000
                                           $19,000,000   $20,623,000

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - NA and is subject to a credit agreement. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment.

The credit agreement contains certain covenants with which the Company must comply. The covenants contain provisions common to a loan of this type and include such items as: a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt, Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is current and in compliance with all of the terms on all of its outstanding debt and does not foresee any problem in maintaining compliance in the future.

United Income, Inc. (UII) and First Fidelity Mortgage Company through an assignment from United Trust, Inc. owned a participating interest of $700,000 and $300,000 respectively of the senior debt. At the date of the refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII and $250,000 from UTI to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The  subordinated  debt was  incurred  June  16,  1992  as  a  part  of  an acquisition. The 10 year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning June 16, 1997, with a final payment due June 16, 2002. During 1995, the Company refinanced $300,695 of 10 year notes to 20 year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are similar to the original 20 year notes. The 20 year notes bear interest at the rate of 8 1/2% per annum, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                  Year                           Amount
                  1997                        $ 1,037,000
                  1998                          1,537,000
                  1999                          1,937,000
                  2000                          1,537,000
                  2001                          1,537,000


11.  OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $1,657,246, $1,887,170, and $1,883,198 in interest expense for the years 1996, 1995 and 1994, respectively. The Company paid $12,149, $25,821, and $190 in federal income tax for the years 1996, 1995 and 1994 respectively.

The Company's insurance subsidiary ("UG") entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.


12.  DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. An officer or agent received an immediately exercisable option to purchase 23,000 shares of UTI common stock at $1.75 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 1,050,000 options were granted in 1993 under this plan. As of December 31, 1996 no options were exercised. At December 31, 1996 and 1995, the Company held a liability of $1,268,000 and $1,167,000, respectively, relating to this plan.

13.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


14.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On September 23, 1996, UTI and UII entered into a stock purchase agreement with LaSalle Group, Inc., a Delaware corporation ("LaSalle"), whereby LaSalle will acquire 12,000,000 shares of authorized but unissued shares of UTI for $1.00 per share and 10,000,000 shares of authorized but unissued shares of UII for $0.70 per share. Additionally, LaSalle intends, contemporaneously with the closing of the above transaction, to purchase in privately negotiated transactions additional shares of UTI and UII so that LaSalle will own not less than 51% of the outstanding common stock of UTI and UII.

The agreement requires and is pending approval of the Commissioner of Insurance of the State of Ohio, Illinois and West Virginia, (the states of domicile of the insurance subsidiaries). It is anticipated the transaction will be completed during the second quarter of 1997.

15.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             1996
                                 1st         2nd         3rd         4th
Premium income and other
 considerations, net       $ 8,481,511  $ 8,514,175  $ 7,348,199 $ 6,600,573
Net investment income        3,982,268    3,919,715    4,000,172   4,007,071
Total revenues              12,554,619   12,178,359   11,329,201  10,475,852
Policy benefits including
 dividends                   7,141,235    7,805,748    8,786,608  10,710,009
Commissions and
 amortization of DAC         1,942,777    1,482,101    1,263,969   2,007,438
Operating expenses           3,281,560    2,719,974    3,326,744   2,303,561
Operating (loss)              (250,496)    (252,231)  (2,473,828) (4,957,961)
Net income (loss)              329,576     (122,482)  (2,162,608) (1,076,135)
Net income (loss) per share       0.01        (0.01)       (0.09)      (0.04)


                                                  1995

                                 1st          2nd          3rd          4th
Premium income and other
 considerations, net       $ 9,445,222  $ 8,765,804  $ 7,868,803 $ 7,018,707
Net investment income        3,868,022    3,871,973    3,746,400   4,013,356
Total revenues              13,393,826   12,589,288   11,555,186  10,826,874
Policy benefits including    8,227,705    8,940,389    7,014,070   7,041,851
 dividends
Commissions and
 amortization of DAC         2,243,591    2,601,769    1,845,751     694,340
Operating expenses           3,001,897    2,296,482    2,025,224   3,349,393
Operating income (loss)       (570,700)  (1,722,716)     193,517    (734,749)
Net income (loss)              124,352   (1,544,567)   1,186,214  (1,217,637)
Net income (loss) per share       0.01        (0.06)        0.05       (0.06)


                                                  1994
                                1st          2nd          3rd          4th
Premium income and other
 considerations, net      $ 8,964,962  $ 9,934,140 $ 7,910,808  $ 8,214,359
Net investment              3,300,446    3,417,511    3,622,195    3,848,309
Total revenues             12,681,470   13,207,458   11,297,282   12,075,161
Policy benefits including
 dividends                  7,383,334    9,440,534    8,994,923    9,613,116
Commissions and
 amortization of DAC        1,759,083    1,791,036    1,797,961    1,271,180
Operating expenses          2,214,390    1,406,224    2,345,992    3,009,379
Operating income (loss)       876,062       88,949   (2,346,822)  (2,325,535)
Net income (loss)             768,075      427,438   (2,090,687)    (879,670)
Net income (loss) per share      0.03         0.02        (0.09)       (0.03)

                                       PART III


With respect to Items 10 through 13, the Company will file with the Securities and Exchange Commission, within 120 days of the close of its fiscal year, a definitive proxy statement pursuant to Regulation 14-A.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors of the Company will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997, and is incorporated herein by reference.
Information regarding executive officers of the Company is set forth under the caption "Executive Officers".


ITEM 11.  EXECUTIVE COMPENSATION

Information regarding executive compensation will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997, and is incorporated herein by reference.


ITEM  12. SECURITY  OWNERSHIP  OF   CERTAIN  BENEFICIAL  OWNERS AND
          MANAGEMENT

Information regarding security ownership of certain beneficial owners and management will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997, and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions will be set forth in the Company's proxy statement relating to the annual meeting of shareholders to be held during 1997, and is incorporated herein by reference.

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

      None


(c)   Exhibits:

      Index to Exhibits (See Pages 57 and 58).

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
             1991, among First Commonwealth Corporation, Universal Guaranty
             Life Insurance Company, Alliance Life Insurance Company,
             Roosevelt National Life Insurance Company of America, Abraham
             Lincoln Insurance Company, Appalachian Life Insurance Company,
             Liberty American Assurance Company, and Farmers and Ranchers
             Life Insurance Company, and Southshore Holding Corp., Public
             Investors, Inc., Fidelity Fire and Casualty Insurance Company,
             Insurance Premium Assistance Company, Agency Premium Assistance
             Company Coastal Loans Acquisition Company, Bob  F. Shamburger,
             Gary E. Jackson, Leonard H. Aucoin, Dennis J. Lafont, William
             Joel Herron and Jerry Palmer

10(b)        Credit Agreement dated May 8, 1996 between First of America Bank
             - Illinois, N.A., as lender and First Commonwealth Corporation, as borrower.

10(c) $8,900,000 Term Note of First Commonwealth Corporation to First of America Bank - Illinois, N.A. dated May 8, 1996.

10(d) Coinsurance Agreement dated September 30, 1996 between Universal Guaranty Life Insurance Company and First International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

10(aa) (1)   Subcontract Agreement dated September 1, 1990 between United
             Trust, Inc. and United Income, Inc.

10(bb) (1)   Service Agreement dated November 8, 1989  between United
             Security Assurance Company and United Income, Inc.

10(cc) (1)   Management and Consultant Agreement dated as of January  1, 1993 between First Commonwealth Corporation and Universal Guaranty
             Life Insurance Company

10(dd) (1)   Management Agreement dated  December 20, 1981 among Commonwealth
             Industries Corporation, Executive National Life Insurance Company
             (now known as Investors Trust Assurance Company) and Abraham
             Lincoln Insuance Company

10(ee) (1)   Reinsurance Agreement dated January 1, 1991 between Universal
             Guaranty Life Insurance Company and Republic-Vanguard Life
             Insurance Company

INDEX TO EXHIBITS

Exhibit
Number

10(ff) (1)   Reinsurance  Agreement  dated  July 1,  1992 between United
             Security Assurance Company and Life Reassurance Corporation of
             America

10(gg) (1)   United Trust, Inc. Stock Option Plan

10(hh) (1)   Board Resolution adopting United  Trust, Inc.'s Officer
             Incentive Fund
10(ii) (1)   Employment Agreement dated as of April 15, 1993 between Larry E.
             Ryherd and First Commonwealth Corporation and United Trust, Inc.

10(jj) (1)   Employment  Agreement  dated  as of  April  15, 1993 between
             Thomas  F.  Morrow  and  First Commonwealth Corporation and
             United Trust, Inc.

10(kk) (1)   Employment  Agreement  dated  as  of April  15, 1993 between
             James E.  Melville  and  First Commonwealth Corporation and
             United Trust, Inc.

10(ll) (1)   Employment  Agreement  dated  as  of  June  16, 1992 between
             George  E.  Francis and  First Commonwealth Corporation

10(mm) (1)   Amendment Number One to Employment Agreement dated as of April
             15, 1993 between George E. Francis and First Commonwealth
             Corporation

10(nn) (1)   Consulting Arrangement  entered  into June  15, 1987 between
             Robert E. Cook and United Trust, Inc.

10(oo) (1)   Agreement  dated   June  16,  1992  between  John K. Cantrell
             and First Commonwealth Corporation

10(pp) (1)   Termination Agreement  dated as of  January 29, 1993 between
             Scott J. Engebritson  and United Trust, Inc., United  Fidelity,
             Inc.,  United  Income, Inc., First Commonwealth  Corporation
             and   United  Security Assurance Company

10(qq) (1)   Stock  Purchase  Agreement  dated  February  20, 1992 between
             United Trust Group, Inc. and Sellers

10(rr)  (1)  Amendment No. One  dated April 20, 1992  to the Stock Purchase
             Agreement  between the  Sellers  and United Trust Group, Inc.

10(ss)  (1)  Security Agreement dated June 16, 1992 between United Trust
             Group, Inc. and the Sellers

10(tt)  (1)  Stock  Purchase Agreement dated June 16, 1992 between United
             Trust  Group,  Inc.  and  First Commonwealth Corporation

Footnote
(1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.


FIRST COMMONWEALTH CORPORATION                                   Schedule I
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 1996



  Column A                         Column B      Column C         Column D

                                                                  Amount at
                                                                 Which Shown
                                                                 in Balance
                                       Cost         Value           Sheet
Fixed maturities:
   United States Government and
    government agencies and
    authorities                  $  28,301,386  $  28,839,743  $  28,301,386
   State, municipalities, and
    political subdivisions          14,387,883     14,712,333     14,387,883
   Collateralized mortgage
    obligations                     13,246,781     13,264,145     13,246,781
   Public utilities                 51,794,312     52,325,562     51,794,312
   All other corporate bonds        71,805,499     72,673,442     71,805,499
     Total fixed maturities        179,535,861  $ 181,815,225    179,535,861


Investments held for sale:
  Fixed maturities:
   United States Government
    and government agencies and
    authorities                      1,461,067  $   1,443,609      1,443,609
   State, municipalities, and
    political subdivisions             145,199        139,467        139,467
   Collateralized mortgage
    obligations                              0              0              0
   Public utilities                    119,970        119,658        119,658
   All other corporate bonds           258,425        258,432        258,432
                                     1,984,661  $   1,961,166      1,961,166

 Equity securities:
   Public utilities                     82,073  $      56,053         56,053
   All other corporate securities    2,004,086      1,738,352      1,738,352
                                     2,086,159  $   1,794,405      1,794,405




Mortgage loans on real estate       11,022,792                    11,022,792
Investment real estate              10,268,490                    10,268,490
Real estate acquired in
 satisfaction of debt                3,846,946                     3,846,946
Policy loans                        14,438,120                    14,438,120
Short term investments                 400,000                       400,000
       Total investments        $  223,583,029                 $ 223,267,780


FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                       Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION


(a) The condensed financial information should be read in conjunction with the consolidated financial statements and notes of First Commonwealth Corporation and Consolidated Subsidiaries.

FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY BALANCE SHEETS                             Schedule II
As of December 31, 1996 and 1995


                                                       1996         1995

ASSETS

 Investment in Universal Guaranty Life Insurance
   Company                                        $ 55,383,654 $ 58,862,430
   Cash and cash equivalents                         1,484,550    1,735,664
   Mortgage loans                                            0       11,023
   Deferred income taxes                               703,583      295,168
   Other assets                                         89,875       11,521
       Total assets                               $ 57,661,662 $ 60,915,806




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable                                  $ 18,999,853 $ 20,599,853
   Indebtedness to subsidiaries and affiliates,
    net                                                795,392      464,356
   Income taxes payable                                 12,906       12,029
   Other liabilities                                 2,374,860    1,154,768
       Total liabilities                            22,183,011   22,231,006




Shareholders' equity:
   Common stock                                     23,967,749   23,967,749
   Additional paid-in capital                       28,498,361   28,498,361
   Unrealized depreciation of investments held
    for sale of affiliates                            (305,715)    (131,215)
   Accumulated deficit                             (16,681,744) (13,650,095)
       Total shareholders' equity                   35,478,651   38,684,800
       Total liabilities and shareholders'
          equity                                 $  57,661,662 $ 60,915,806

FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF
REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1996                              Schedule II

                                           1996         1995         1994

Revenues:

   Net investment income               $   54,028   $   42,714  $    98,194
   Management fees from affiliates      9,988,960   10,486,574   10,911,520
   Other income                            12,071          794        1,145
                                       10,055,059   10,530,082   11,010,859


Expenses:

   Interest expense                     1,700,426    1,916,564    1,941,565
   Operating expenses                   8,477,037    7,473,514    7,356,280
                                       10,177,463    9,390,078    9,297,845

   Operating income (loss)               (122,404)   1,140,004    1,713,014

   Credit (provision) for income taxes    395,031      (61,469)      32,945
   Equity in loss of subsidiaries      (3,304,276)  (2,530,173)  (3,520,803)
       Net loss                      $ (3,031,649) $(1,451,638) $(1,774,844)


FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1996                               Schedule II


                                           1996         1995         1994
Increase (decrease) in cash and cash
 equivalents
Cash flows from operating activities:
Net loss                               $ 3,031,649 $(1,451,638)  $(1,774,844)
  Adjustments to reconcile net loss
   to net cash provided by operating
    activities:
       Equity in loss of subsidiaries    3,304,276   2,530,173     3,520,803
       Change in indebtedness to
        affiliates, net                    331,036     725,387      (851,969)
       Change in other assets and
        liabilities                      1,141,738    (125,201)      231,330
       Change in deferred income taxes    (408,415)     48,571       (66,933)
       Change in income taxes payable          877     (19,971)       32,000
   Net cash provided by operating
    activities                           1,337,863   1,707,321     1,090,387


Cash flows from investing activities:

   Proceeds from mortgage loan payments     11,023       1,644        45,254
   Cost of investments acquired mortgage
    loans                                        0           0       (57,921)
   Net cash provided by (used in) investing
    activities                              11,023       1,644       (12,667)


Cash flows from financing activities:
   Proceeds from notes payable           9,300,000           0             0
   Payments of principal on notes
    payable                            (10,900,000)   (900,000)   (2,000,000)
   Net cash used in financing
    activities                          (1,600,000)   (900,000)   (2,000,000)

Net increase (decrease) in cash and
 cash equivalents                         (251,114)    808,965      (922,280)
Cash and cash equivalents at beginning
 of year                                 1,735,664     926,699     1,848,979
Cash and cash equivalents at end
 of year                             $   1,484,550  $1,735,664   $   926,699



FIRST COMMONWEALTH CORPORATION
REINSURANCE
As of December  31, 1996  and
for the year ended December 31, 1996                             Schedule IV

    Column A   Column B       Column C       Column D   Column E    Column F
                                                                   Percentage
                              Ceded to      Assumed                 of amount
                               other      from other               assumed to
             Gross amount   companies     companies*    Net amount     net

Life
 insurance
 in force   $3,952,958,000 $1,108,534,000 $1,271,766,000 $4,116,190,000 30.9%


Premiums:

Life
 insurance  $   32,128,258 $   4,717,488  $            0 $   27,410,770  0.0%

Accident
 and health
 insurance         258,377        50,255               0        208,122  0.0%

            $   32,386,635 $   4,767,743  $            0 $   27,618,892  0.0%



* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).


FIRST COMMONWEALTH CORPORATION
REINSURANCE
As of December  31, 1995  and
for the year ended December 31, 1995                            Schedule IV

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





* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).



FIRST COMMONWEALTH CORPORATION
REINSURANCE
As of December  31, 1994  and
for the year ended December 31, 1994                            Schedule IV






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


* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).


FIRST COMMONWEALTH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1996, 1995, & 1994              Schedule V

                           Balance at   Additions                 Balances
                           Beginning     Charges                     at
Description                Of Period  and Expenses Deductions  End of Period
December 31, 1996

Allowance for doubtful
 accounts - mortgage
 loans                  $     10,000   $          0 $         0  $    10,000
Accumulated depreciation
 on property and
 equipment and EDP
 conversion costs          3,117,543        203,413           0    3,320,956
Accumulated amortization
 of costs in excess of net
 assets purchased          5,081,279        447,035           0    5,528,314
Accumulated depreciation
 on real estate            3,253,979        311,094           0    3,565,073
   Total                $ 11,462,801   $    961,542 $         0 $ 12,424,343


December 31, 1995

Allowance for doubtful
 accounts - mortgage
 loans                  $    26,000    $          0 $   16,000 $      10,000
Accumulated depreciation
 on property and
 equipment and EDP
 conversion costs         2,886,575         230,968          0     3,117,543
Accumulated amortization
 of costs in excess of
 net assets purchased     4,389,972         691,307          0     5,081,279
Accumulated depreciation
 on real estate           3,006,803         300,396     53,220     3,253,979
   Total               $ 10,309,350     $ 1,222,671 $   69,220 $  11,462,801


December 31, 1994

Allowance for doubtful
 accounts - mortgage
 loans                 $    300,000     $         0 $  274,000  $     26,000

Accumulated depreciation
 on property and
 equipment and EDP
 conversion costs         2,539,131         356,390      8,946     2,886,575
Accumulated amortization
 of costs in excess of
 net assets purchased     4,007,303         450,669     68,000     4,389,972
Accumulated depreciation
 on real estate           2,705,660         301,143          0     3,006,803
   Total              $   9,552,094     $ 1,108,202 $3  50,946 $  10,309,350

                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       FIRST COMMONWEALTH CORPORATION
                                 Registrant



/s/  John S. Albin                                    Date:  March 25, 1997
John S. Albin, Director




/s/  John K. Cantrell                                 Date:  March 25, 1997
John K. Cantrell, Chairman of the Board
  and Director



/s/  William F. Cellini                               Date:  March 25, 1997
William F. Cellini, Director





/s/  John W. Collins                                  Date:  March 25, 1997
John W. Collins, Director



/s/  George E. Francis                                Date:  March 25, 1997
George E. Francis, Senior Vice President
  and Director



/s/  Donald G. Geary                                  Date:  March 25, 1997
Donald G. Geary, Director



/s/  James E. Melville                                Date: March 25, 1997
James E. Melville, Senior Executive
  Vice President, Chief Financial Officer
  and Director

/s/  Joseph H. Metzger                                Date: March 25, 1997
Joseph H. Metzger, Senior Vice President
  and Director



/s/  Luther C. Miller                                 Date: March 25, 1997
Luther C. Miller, Director



/s/  Thomas F. Morrow                                 Date: March 25, 1997
Thomas F. Morrow, Vice Chairman, Chief
  Operating Officer and Director



/s/  Robert V. O'Keefe                               Date: March 25, 1997
Robert V. O'Keefe, Director



/s/  Larry E. Ryherd                                 Date: March 25, 1997
Larry E. Ryherd, President, Chief
Executive Officer and Director


/s/  Robert W. Teater                                Date: March 25, 1997
Robert W. Teater, Director



/s/  Howard A. Young                                 Date: March 25, 1997
Howard A. Young, Director