Form 10-Q
period 1997-03-31
FIRST COMMONWEALTH CORP
filed 1997-05-14
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                               FORM 10-Q


              QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934



                 For the Quarter Ended March 31, 1997
                      Commission File No. 0-5392





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

                 Shares outstanding at April 30, 1997:
                              23,967,885

             Class A common, par value $1 per share.

                    FIRST COMMONWEALTH CORPORATION
                            (the "Company")


                                 INDEX





Part I:  Financial Information


     Consolidated Balance Sheets as of March 31, 1997 and
     December 31, 1996                                                    3


     Consolidated Statements of Operations for the three months
     ended March 31, 1997 and 1996                                        4


     Consolidated Statements of Cash Flows for the three months
     ended March 31, 1997 and 1996                                        5


     Notes to Financial Statements                                        6


     Management's Discussion and Analysis of
     Financial Condition and Results of Operations                       11



Part II:  Other Information

     Item 5. Other Information                                           15

     Item 6. Exhibits                                                    15

     Signatures                                                          16

                        PART 1.  FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                        FIRST COMMONWEALTH CORPORATION
                              AND SUBSIDIARIES

                         Consolidated Balance Sheets



                                                   March 31,      December 31,
                           ASSETS                    1997             1996

Investments:
   Fixed maturities at amortized cost
    (market $181,564,148 and $181,815,225)       $ 182,375,765   $ 179,535,861
   Investments held for sale:
      Fixed maturities, at market
    (cost $1,984,661 and $1,984,661)                 1,950,874       1,961,166
      Equity securities at market
    (cost $2,086,159 and $2,086,159)                 1,786,301       1,794,405
   Mortgage loans on real estate at amortized cost  10,483,654      11,022,792
   Investment real estate, at cost,
    net of accumulated depreciation                 10,293,907      10,268,490
   Real estate acquired in satisfaction
    of debt, at cost                                 3,846,946       3,846,946
   Policy loans                                     14,214,256      14,438,120
   Short term investments                              400,000         400,000
                                                   225,351,703     223,267,780

Cash and cash equivalents                           15,114,549      16,801,288
Investment in parent                                   350,000         350,000
Accrued investment income                            3,871,152       3,424,546
Reinsurance receivables:
    Future policy benefits                          38,612,664      38,745,093
    Policy claims and other benefits                 3,614,387       3,856,124
Other accounts and notes receivable                    861,106         894,321
Deferred policy acquisition costs                   17,665,697      18,162,356
Cost of insurance acquired                          19,703,237      19,886,494
Cost in excess of net assets purchased,
    net of accumulated amortization                  9,513,219       9,624,135
Other assets                                         2,083,019       1,626,987
         Total assets                            $ 336,740,733   $ 336,639,124


              LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                       $ 254,322,393   $ 252,718,388
    Policy claims and benefits payable               2,377,785       3,193,806
    Other policyholder funds                         2,822,880       2,784,967
    Dividend and endowment accumulations            14,028,423      13,647,676
Income taxes payable:
      Current                                            3,750          60,044
      Deferred                                       2,526,300       3,043,775
Notes payable                                       18,999,853      18,999,853
Indebtedness to (from) affiliates, net                 (75,139)         36,933
Other liabilities                                    4,903,405       5,088,785
         Total liabilities                         299,909,650     299,574,227
Minority interests in consolidated subsidiaries      1,560,354       1,586,246



Shareholders' Equity:
Common stock - $1 par value per share.  Authorized
    25,000,000 shares - 23,967,885 and 23,967,885
    shares issued after deducting treasury shares
    of 372,166 and 372,166                          23,967,749      23,967,749
Additional paid-in capital                          28,498,361      28,498,361
Unrealized depreciation of investments
    held for sale                                     (320,362)       (305,715)
Accumulated deficit                                (16,875,019)    (16,681,744)
         Total shareholders' equity                 35,270,729      35,478,651
         Total liabilities and
          shareholders' equity                   $ 336,740,733   $ 336,639,124


                                See accompanying notes.
                                          3

                         FIRST COMMONWEALTH CORPORATION
                                 AND SUBSIDIARIES
                       Consolidated Statements of Operations



                                                    March 31,      March 31,
                                                      1997           1996

Revenues:

    Premium income                              $   8,168,038   $   8,928,482
    Reinsurance premium                            (1,096,128)     (1,290,979)
    Other considerations                              904,358         885,499
    Other considerations paid to reinsurers           (49,882)        (41,491)
    Net investment income                           3,859,617       3,982,268
    Realized investment gains and (losses), net        (4,928)         20,133
    Other income                                        1,753          70,707
                                                   11,782,828      12,554,619


Benefits and other expenses:

      Benefits, claims and settlement expenses:
         Life                                       6,514,158      5,760,655
         Reinsurance benefits and claims              (55,555)      (239,878)
         Annuity                                      356,254        411,155
         Dividends to policyholders                 1,127,502      1,209,303
      Commissions and amortization of deferred policy
         acquisition costs                          1,366,410      1,493,850
      Amortization of cost of insurance acquired      244,319        448,927
      Operating expenses                            2,556,656      3,281,560
      Interest expense                                405,315        439,543
                                                   12,515,059     12,805,115
Loss before income taxes
   and minority interest                             (732,231)      (250,496)
Credit (provision) for income taxes                   513,725        597,726
Minority interest in gain
   of consolidated subsidiaries                        25,231        (17,654)

Net income (loss)                                $   (193,275)  $    329,576




Net income (loss) per common share               $      (0.01)  $       0.01

Weighted average common
   shares outstanding                              23,967,749     23,967,885





                            See accompanying notes.
                                      4

                         FIRST COMMONWEALTH CORPORATION
                               AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows


                                                     March 31,      March 31,
                                                       1997           1996
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                              $   (193,275)   $   329,576
   Adjustments to reconcile net income (loss) to
     net cash provided by operating activities
     net of changes in assets and liabilities resulting
     from the sales and purchases of subsidiaries:
          Amortization/accretion of fixed maturities   156,927        239,098
          Realized investment (gains) losses, net        4,928        (20,133)
          Policy acquisition costs deferred           (234,000)      (509,000)
          Amortization of deferred acquisition costs   703,659        773,843
          Amortization of cost of insurance acquired   244,319        448,927
          Amortization of costs in excess of net
            assets purchased                           110,916        111,666
          Depreciation                                 103,757        123,489
          Minority interest                            (25,231)        17,654
          Change in accrued investment income         (446,606)      (391,337)
          Change in reinsurance receivables            374,166        324,147
          Change in policy liabilities and accruals    219,281         88,100
          Charges for mortality and administration of
            universal life and annuity products     (2,632,738)    (2,537,539)
          Interest credited to account balances      1,840,372      1,724,414
          Change in income taxes payable              (573,769)      (609,755)
          Change in indebtedness (to) from
            affiliates, net                           (112,072)       (47,888)
          Change in other assets and liabilities,
            net                                       (235,637)       636,716
Net cash provided by (used in) operating activities   (695,003)       701,978

Cash flows from investing activities:
   Proceeds from investments sold and matured:
      Fixed maturities held for sale matured                 0        134,283
      Fixed maturities sold                                  0              0
      Fixed maturities matured                         953,856     11,242,187
      Equity securities                                      0          8,990
      Mortgage loans                                   539,138        386,844
      Real estate                                      159,705      1,123,088
      Policy loans                                     954,692      1,049,195
      Short term                                             0              0
Total proceeds from investments sold and matured     2,607,391     13,810,304

  Cost of investments acquired:
      Fixed maturities held for sale                         0              0
      Fixed maturities                              (3,947,561)   (11,337,342)
      Equity securities                                      0              0
      Mortgage loans                                         0        (50,724)
      Real estate                                     (252,742)      (208,574)
      Policy loans                                  (1,178,553)    (1,035,474)
      Short term                                             0              0
Total cost of investments acquired                  (5,378,856)   (12,632,114)

Net cash provided by (used in)
   investing activities                             (2,771,465)     1,178,190

Cash flows from financing activities:
    Policyholder contract deposits                   5,190,761      6,472,538
    Policyholder contract withdrawals               (3,411,032)    (4,553,787)
    Proceeds from notes payable                              0        400,000
    Payments of principal on notes payable                   0     (1,501,492)
Net cash provided by (used in) financing activities  1,779,729        817,259
Net increase (decrease) in cash
   and cash equivalents                             (1,686,739)     2,697,427
Cash and cash equivalents at beginning of period    16,801,288     11,979,637
Cash and cash equivalents at end of period        $ 15,114,549   $ 14,677,064


                               See accompanying notes

            FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by First Commonwealth Corporation and its consolidated subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1997, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                         ORGANIZATIONAL CHART
                         AS OF MARCH 31, 1997



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 30% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 72% of First Commonwealth Corporation ("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.  FIXED MATURITIES

As of March 31, 1997, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturities portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.  MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $10,484,000 in mortgage loans and $14,141,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 5% and 6% of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $645,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 6% of the total portfolio.

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

The following tables show the distribution of mortgage loans and real estate by type.


       MORTGAGE LOANS                AMOUNT        % OF TOTAL
       FHA/VA                    $    630,361           6%
       Commercial                $  1,657,545          16%
       Residential               $  8,195,748          78%


       REAL ESTATE                   AMOUNT        % OF TOTAL
       Home Office              $   2,624,128          19%
       Commercial               $   2,376,406          17%
       Residential development  $   5,293,373          37%
       Foreclosed real estate   $   3,846,946          27%

4.  NOTES PAYABLE

At March 31, 1997, the Company has $19,000,000 in notes payable.
Notes payable is comprised of the following components:


     Senior debt                               $  8,400,000
     Subordinated 10 yr. notes                    5,370,000
     Subordinated 20 yr. notes                    3,830,000
     Other notes payable                          1,400,000
                                               $ 19,500,000


The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has increased to 8.5% on March 25, 1997. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1996, the Company prepaid $500,000 of the May 8, 1997 principal payment.

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


5.  COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

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


6. TERMINATION OF AGREEMENT REGARDING PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 14, 1997, United Trust, Inc. and United Income, Inc. formally terminated their stock purchase agreement contract with LaSalle Group, Inc. ("LaSalle"), whereby LaSalle was to acquire certain authorized but unissued shares of UTI and UII and additional outstanding shares in privately negotiated transactions so that LaSalle would own not less than 51% of the outstanding common stock of UTI and indirectly control 51% of UII.

LaSalle had not performed its obligations under the terms of the contract, and the Company felt it should be free to negotiate with other interested parties in becoming an equity partner.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance companies contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4.5% and 5.0% as of March 31, 1997, and December 31, 1996, respectively. Fixed maturities as a percentage of total invested assets were 81% and 80% as of March 31, 1997 and December 31, 1996, respectively.

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

Consolidated operating activities of the Company produced cash flows of ($695,000) and $702,000 in first quarter of 1997 and 1996, respectively. The net cash (used in) or provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals, equalled $1,085,000 in first quarter of 1997 and $2,621,000 in first quarter of 1996. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities.

Cash provided by (used in) investing activities was ($2,771,000) and $1,178,000 for first quarter of 1997 and 1996, respectively. The most significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions. Fixed maturities account for 73% and 90% of the total cost of investments acquired in first quarter of 1997 and 1996, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $1,780,000 and $817,000 for first quarter of 1997 and 1996, respectively. Policyholder contract deposits decreased 20% in first quarter of 1997 compared to first quarter of 1996. The decrease is due to the decline in first year premium production. Policyholder contract withdrawals has decreased 25% in first quarter of 1997 compared to first quarter of 1996.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank -Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at issuance of the loan was 8.25%, and has increased to 8.50% on March 25, 1997. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company satisfied its $1,000,000 principal obligation for 1997 by prepaying $500,000 on November 8, 1996 and a payment of $500,000 on May 8, 1997. The next scheduled principal payment is $1,000,000 due on May 8, 1998.

On a parent only basis, FCC's cash flow is dependent on revenues from its life insurance subsidiaries from management and cost sharing arrangements and through dividends. At March 31, 1997, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of:
a) prior year statutory earnings of b) 10% of statutory capital and surplus. For the year ended December 31, 1996, UG had a statutory gain from operations of $8,006,000. At December 31, 1996, UG's statutory capital and surplus amounted to $10,227,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996:

(a)  REVENUES

Premium income, net of reinsurance premium, decreased 7% when comparing first quarter 1997 to the first quarter of 1996. The decrease is primarily attributed to the reduction in new business production. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

Other considerations, net of reinsurance, increased approximately 1% compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts are focused on universal life insurance products.

Net investment income decreased 3% when comparing the first quarter of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC"). The overall investment yields for first quarter 1997 and 1996, are 7.28% and 7.12%, respectively. The improvement in investment yield is primarily attributed to the fixed maturity portfolio. The Company has invested financing cash flows generated by cash received through sales of universal life insurance products.

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


(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, increased 17% in the first quarter of 1997 compared to 1996. The increase in life benefits is attributed to an increase in mortality. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Commissions and amortization of deferred policy acquisition costs decreased 9% in first quarter 1997 compared to first quarter 1996. The decrease was due to the decline in first year premium production.

Amortization of cost of insurance acquired decreased 46% in first quarter 1997 compared to 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to anon-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Operating expenses decreased 22% when comparing first quarter of 1997 to first quarter of 1996. The decrease in operating expenses is attributable to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.

Interest expense decreased 8% in first quarter of 1997 compared to 1996. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. Prior to refinancing, the interest rate was equal to the base rate plus one percent. The decrease in interest rate and principal reductions made during the last year, provided the decrease in interest expense for the first quarter of 1997.


(c)  NET INCOME (LOSS)

The Company had a net loss of ($193,000) for the first quarter of 1997 compared to a net income of $330,000 for the first quarter of 1996. The net loss for the current period is primarily due to the increase in mortality and the decrease in premium income.


FINANCIAL CONDITION

The financial condition of the Company changed very little since
December 31, 1996. The most significant changes to occur is a decrease in cash and cash equivalents and the corresponding increase in fixed maturities. Future policy benefits increased as expected due to the aging in force business.

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

The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of March 31, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


FUTURE OUTLOOK

The Company operates in a highly competitive industry. In connection with the development and sale of its products, the Company encounters significant competition from other insurance companies, many of which have financial resources or ratings greater than those of the Company.

The insurance industry is a mature industry. In recent years,the industry has experienced virtually no growth in life insurance sales, though the aging population has increased the demand for retirement savings products. Management believes that the Company's ability to compete is dependent upon, among other things, its ability to attract and retain agents to market its insurance products and its ability to develop competitive and profitable products.

                      PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

REVERSE STOCK SPLIT

On March 25, 1997, the Board of Directors voted to have a reverse stock split of FCC's common stock whereby one new share of common stock will be issued for each 400 shares that are currently held by each shareholder. Fractional shares will receive a cash payment on the basis of $.25 for each old share. The reverse split will be effective to shareholders of record on May 12, 1997.


PROPOSED MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock (after its reverse stock split of one share for each ten shares) for each share held by UII shareholders (after its reverse stock split of one share for every 14.2857 shares).

UTI stock currently trades on NASDAQ. The reverse stock split should increase the price at which the Company's stock trades, enabling it to meet new NASDAQ requirements regarding eligibility to remain listed.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.


ITEM 6.  EXHIBITS

The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1996.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                    FIRST COMMONWEALTH CORPORATION
                             (Registrant)







Date:   May 13, 1997                          By /s/ Thomas F. Morrow
                                                 Thomas F. Morrow
                                                 Chief Operating Officer, Vice
                                                   Chairman and Treasurer




Date:   May 13, 1997                         By /s/ James E. Melville
                                                James E. Melville
                                                Senior Executive Vice President
                                                  and Chief Financial Officer