Form 10-Q
period 1997-06-30
FIRST COMMONWEALTH CORP
filed 1997-08-14
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                               FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1997             Commission File No. 0-5392


                      FIRST COMMONWEALTH CORPORATION
         (Exact Name of Registrant as specified in its Charter)



                       5250 South Sixth Street
                          P.O. Box 5147
                        Springfield, IL 62705
        Address of principal executive offices, including zip code



         	Virginia	                                 54-0832816
   (State or other jurisdictio	                   (IRS Employer
  	Incorporation or organization)	               Identification No.)


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


                   Shares outstanding at July 31, 1997:
                                   54,585
                  Common stock, par value $1 per share

                      FIRST COMMONWEALTH CORPORATION
                             (The "Company")


                             TABLE OF CONTENTS



Part 1:  Financial Information	                                        3

  Consolidated Balance Sheets as of June 30, 1997 and
     December 31, 1996	                                                3
  Consolidated Statements of Operations for the six months
     and three months ended June 30, 1997 and 1996	                    4
  Consolidated Statements of Cash Flows for the six months
     ended June 30, 1997 and 1996                                     	5
  Notes to Consolidated Financial Statements	                          6
  Management's Discussion and Analysis of Financial Condition
     and Results of Operations	                                       10

Part II - Other Information	                                          15

  Item 5.  Other information                                          15

  Item 6.  Exhibits                                                   15

  Signatures                                                          16

                      PART 1.  FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                       FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES

                          Consolidated Balance Sheets

                                                June 30,        December 31,
        ASSETS                                    1997              1996
Investments:
   Fixed maturities at amortized cost
     (market $185,386,442 and $181,815,225)  $  184,003,757   $  179,535,861
   Investments held for sale:
      Fixed maturities, at market (cost
       $1,838,367 and $1,984,661)                 1,827,692        1,961,166
      Equity securities, at market (cost
       $1,912,766 and $2,086,159)                 2,531,349        1,794,405
      Mortgage loans on real estate at
       amortized cost                            10,188,023       11,022,792
      Investment real estate, at cost, net
       of accumulated depreciation               10,346,081       10,268,490
      Real estate acquired in satisfaction
       of debt, at cost net of accumulated
       depreciation                               3,846,946        3,846,946
      Policy loans                               14,095,270       14,438,120
      Short term investments                        400,000          400,000
                                                227,239,118      223,267,780

Cash and cash equivalents                        12,432,940       16,801,288
Investment in parent                                350,000          350,000
Indebtedness of affiliates, net                      28,223          (36,933)
Accrued investment income                         3,512,459        3,424,546
Reinsurance receivables:
   Future policy benefits                        38,172,599       38,745,093
   Policy claims and other benefits               3,547,330        3,856,124
Other accounts and notes receivable                 827,962          894,321
Deferred policy acquisition costs                17,865,038       18,162,356
Cost of insurance acquired                       19,398,610       19,886,494
Costs in excess of net assets purchased,
  less accumulated amortization                   9,402,303        9,624,135
Other assets                                      1,935,999        1,626,987
     Total assets                           $   334,712,581   $  336,602,191


LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
   Future policy benefits                   $  254,247,279    $  252,718,388
   Policy claims and benefits payable            2,218,158         3,193,806
   Other policyholder funds                      2,544,335         2,784,967
   Dividend and endowment accumulations         14,193,182        13,647,676
Income taxes payable:
   Current                                          10,805            60,044
   Deferred                                      2,871,985         3,043,775
Notes payable                                   18,241,601        18,999,853
Other liabilities                                4,158,999         5,088,785
    Total liabilities                          298,486,344       299,537,294
Minority interests in consolidated
   subsidiaries                                  1,597,362         1,586,246

Shareholders' Equity:
Common stock - $1 par value per share.
Authorized 62,500 shares - 54,585
  and 59,920 shares issued after deducting
  treasury shares of 930 and 930                    54,585            59,920
Additional paid-in capital                      51,877,533        52,406,190
Unrealized depreciation of investments
  held for sale                                   (225,949)         (305,715)
Accumulated deficit                            (17,077,294)      (16,681,744)
    Total shareholders' equity                  34,628,875        35,478,651
    Total liabilities and shareholders'
       equity                               $  334,712,581    $  336,602,191

                              See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
                       Consolidated Statements of Operations

                                Three Months Ended       Six Months Ended
                                June 30,    June 30,    June 30,    June 30,
                                 1997         1996       1997         1996
Revenues:

  Premium income            $ 7,975,216  $ 8,749,389  $16,143,254 $17,677,871
  Reinsurance premium        (1,031,186)  (1,072,667)  (2,127,314) (2,363,646)
  Other considerations          910,982      876,639    1,815,340   1,762,138
  Other considerations
    paid to reinsurers          (46,230)     (39,186)     (96,112)    (80,677)
  Net investment income       3,839,187    3,919,715    7,698,804   7,901,983
  Realized investment gains
     and (losses), net          (22,436)    (268,867)     (27,364)   (248,734)
  Other income                   62,038       13,336       63,791      84,043
                             11,687,571   12,178,359   23,470,399  24,732,978

Benefits and other expenses:

  Benefits, claims and
   settlement expenses:
    Life                      6,474,044    6,847,948   13,365,823  12,608,603
    Reinsurance benefits
     and claims                (533,072)    (535,825)    (966,248)   (775,703)
    Annuity                     395,099      427,441      751,353     838,596
    Dividends to
     policyholders            1,024,504    1,066,184    2,152,006   2,275,487
  Commissions and
    amortization of deferred
    policy acquisition costs    690,913    1,033,174    2,057,323   2,527,024
  Amortization of cost of
    insurance acquired          304,627      448,927      548,946     897,854
  Operating expenses          2,747,749    2,719,974    5,304,405   6,001,534
  Interest expense              400,290      422,767      805,605     862,310
                             11,504,154   12,430,590   24,019,213  25,235,705
Income (loss) before
  income taxes and
  minority interest             183,417     (252,231)   (548,814)    (502,727)
Credit (provision) for
  income taxes                 (352,740)     156,028     160,985      753,754
Minority interest in gain
  of consolidated
  subsidiaries                  (32,952)     (26,279)     (7,721)     (43,933)

Net income (loss)           $  (202,275) $  (122,482) $ (395,550) $   207,094

Net income (loss) per
  common share              $     (3.54) $     (2.01) $    (6.76) $      3.40

Weighted average common
  shares outstanding             57,106       60,850      58,505       60,850

                            See accompanying notes.
                                       4

                      FIRST COMMONWEALTH CORPORATION
                            AND SUBSIDIARIES

                   Consolidated Statements of Cash Flows

                                                 June 30,         June 30,
                                                   1997             1996
Increase (decrease) in cash and cash
   equivalents
Cash flows from operating activities:
  Net income (loss)                            $  (395,550)   $   207,094
  Adjustments to reconcile net income
   (loss) to net cash provided by operating
   activities net of changes in assets and
   liabilities resulting from the sales and
   purchases of subsidiaries:
     Amortization/accretion of fixed maturities    309,261        461,195
     Realized investment (gains) losses, net        27,364        248,734
     Policy acquisition costs deferred            (825,000)      (977,000)
     Amortization of deferred policy
      acquisition costs                          1,122,318      1,176,686
     Amortization of cost of insurance acquired    548,946        897,854
     Amortization of costs in excess of net
      assets purchased                             221,832        223,332
     Depreciation                                  212,431        255,613
     Minority interest                               7,721         43,933
     Change in accrued investment income           (87,913)       (35,888)
     Change in reinsurance receivables             881,288         46,476
     Change in policy liabilities and accruals    (514,544)       828,236
     Charges for mortality and administration
       of universal life and annuity products   (4,736,072)    (5,133,997)
     Interest credited to account balances       3,679,554      3,503,500
     Change in income taxes payable                221,029       (873,888)
     Change in indebtedness (to) from
       affiliates, net                             (65,156)       (48,092)
     Change in other assets and liabilities,
       net                                      (1,760,409)      (379,841)
Net cash provided by (used in) operating
  activities                                    (1,152,900)       443,947

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale matured         140,000        500,583
    Fixed maturities sold                                0              0
    Fixed maturities matured                     3,492,302     15,982,534
    Equity securities                               42,801          8,990
    Mortgage loans                                 834,769      1,086,205
    Real estate                                    234,073      2,225,127
    Policy loans                                 2,441,970      2,177,694
    Short term                                     100,000        400,000
  Total proceeds from investments sold
    and matured                                  7,285,915     22,381,133

  Cost of investments acquired:
    Fixed maturities held for sale                       0              0
    Fixed maturities                            (8,262,020)   (18,713,187)
    Equity securities                             (710,388)             0
    Mortgage loans                                       0       (119,924)
    Real estate                                   (466,770)      (385,147)
    Policy loans                                (2,099,120)    (2,262,305)
    Short term                                    (100,000)      (300,000)
  Total cost of investments acquired           (11,638,298)   (21,780,563)
Net cash provided by (used in) investing
  activities                                    (4,352,383)       600,570

Cash flows from financing activities:
    Policyholder contract deposits               9,997,553     12,108,411
    Policyholder contract withdrawals          (7,568,374)     (8,023,342)
    Payment for fractional shares from
      reverse stock split                        (533,992)              0
    Proceeds from issuance of notes payable       204,267         400,000
    Payments of principal on notes payable       (962,519)     (1,502,996)
Net cash provided by financing activities       1,136,935       2,982,073

Net increase in cash and cash equivalents      (4,368,348)      4,026,590
Cash and cash equivalents at beginning
  of period                                    16,801,288      11,979,637
Cash and cash equivalents at end of period  $  12,432,940   $  16,006,227

                            See accompanying notes.

              FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                 Notes to Consolidated Financial Statements

1. Basis of Presentation

The accompanying consolidated financial statements have been prepared by First Commonwealth Corporation and its consolidated subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Cpompany's Annual Report on Form 10-K filed with the Securities and Exchange Commossion for the year ended December 31, 1996.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At June 30, 1997, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.


United Trust, Inc. ("UTI") is the ultimate controlling copmany. UTI owns 53.0% of United Trust Group ("UTG") and 29.9% of United Income, Inc. ("UII"). UII owns 47.0% of UTG. UTG owns 79.3% of First Commonwealth Corporation ("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 83.9% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2. Fixed Maturities

As of June 30, 1997, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulation, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized costs. As of June 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.

3. Mortgage Loans and Real Estate

The Company holds approximately $10,188,000 in mortgage loans and $14,143,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 4% and 6% of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $541,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 5% of the total portfolio.

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

The following tables show the distribution of mortgage loans and real estate by type.

               Mortgage loans            Amount          % of Total
               FHA/VA                  $  549,248                5%
               Commercial              $1,638,366               16%
               Residential             $8,000,409               79%


               Real Estate               Amount          % of Total
               Home Office             $2,615,014               18%
               Commercial              $2,255,421               16%
               Residential development $5,475,646               39%
               Foreclosed real estate  $3,846,946               27%

4. Notes Payable

At June 30, 1997, the Company has $18,242,000 in notes payable. Notes payable is comprised of the following components:

                    Senior debt                     $  7,900,000
                    Subordinated 10 yr. Notes          4,907,000
                    Subordinated 20 yr. Notes          4,035,000
                    Other notes payable                1,400,000
                                                     $18,242,000

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at June 30, 1997 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005.

The credit agreement contains certain covenants with which the Company must comply. The covenants contain provisions common to a loan of this type and include such items as; a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt; Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-tax earnings of Universal Guaranty Life Insurance Company and its subsidiaries (based on Statutory Accounting Practices) and the after-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company complies with all of the covenants of the agreement and does not foresee any problem in maintaining compliance in the future.

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

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final balloon payment due June 16, 2002. In June 1997, the Company refinanced $204,267 of its subordinated 10-year notes to subordinated 20-year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are identical to the original subordinated 20-year notes. The 20-year notes bear interest at the rate of 8 1/2% per annum, on $3,530,000 and 8.75% per annum on $505,000, payable semi-annually beginning December 16, 1992, with a lump sum principal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                                 Year              Amount
                                 1997           $         0
                                 1998             1,537,000
                                 1999             1,937,000
                                 2000             1,537,000
                                 2001             1,537,000


5. Commitments and Contingencies

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in award punitive damages in these circumstances.

Under insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Those mandatory assessments may be partially recovered through reduction in future premium taxes in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

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


7. Reverse Stock Split

On May 13, 1997, the Company affected a 1 for 400 reverse stock split. Fractional shares received a cash payment based on $0.25 for each old share. The Company maintained a significant number of shareholder accounts with less than $100 of market value of stock. The reverse split enabled these smaller shareholders to receive cash for their shares without incurring broker costs and will save the Company administrative costs associated with maintaining these accounts. Prior period numbers have been restated to give effect of the reverse split.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


The purpose of this section is to discuss and analyze the Company's financial condition, changes in financial condition and results of operations, which reflect the performance of the Company. The information in the consolidated financial statements and related notes should be read in conjunction with this section.


Liquidity and Capital Resources

The Company and its consolidated subsidiaries have three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and servicing of its long-term debt.
Cash and cash equivalents as a percentage of total assets were 3.7% and 5.0% as of June 30, 1997, and December 31, 1996, respectively. Fixed maturities as a percentage of total invested assets were 81% and 80% as of June 30, 1997, and December 31, 1996, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long term fixed maturity investments such as bonds and mortgage loans which provide a sufficient return to cover these obligations. Most of the insurance company assets, other than policy loans, are invested in fixed maturities and other investments, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the life companies could liquidate portions of their investments if such a need arose. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long term fixed maturities is reported in the financial statements at their amortized cost.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Consolidated operating activities of the Company produced cash flows of ($1,153,000) and $444,000 for the first six months of 1997 and 1996, respectively. The net cash (used in) or provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals, equaled $1,276,000 for the first six months of 1997 and $4,529,000 for the first six months of 1996. Management uses this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities. Dollar volume of new business production is down 33% when comparing the first half of 1997 to the first half of 1996. New business production suffered in 1997 from a combination of the uncertainty generated by the pending change of control of the Company (See Note 6), and modifications to certain products in the Company's life insurance portfolio. The modifications to the product required retraining of the Company's agency force.

Cash provided by (used in) investing activities was ($4,352,000) and $601,000 for the first six months of 1997 and 1996, respectively. The most significant aspect of cash provided by (used in) investing activities is the fixed maturity transactions. Fixed maturities account for 71% and 86% of the total cost of investments acquired for the first six months of 1997 and 1996, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $1,137,000 and $2,982,000 for the first six months of 1997 and 1996, respectively. Policyholder contract deposits decreased 17% for the first six months of 1997 compared to the first six months of 1996. The decrease is due to the decline in new business production. Policyholder contract withdrawals decreased 6% for the first six months of 1997 compared to the first six months of 1996.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent.
The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at June 30, 1997 was 8.5%. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company satisfied its $1,000,000 principal obligation for 1997 by prepaying $500,000 on November 8, 1996 and a payment of $500,000 on May 8, 1997. The next scheduled principal payment is $1,000,000 due on May 8, 1998.

On a parent only basis, FCC's cash flow is dependent on revenues from its life insurance subsidiaries from management and cost sharing arrangements and through dividends. At June 30, 1997, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

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


Results of Operations

Year-to-date 1997 compared to 1996:

(a)  Revenues

Premium income, net of reinsurance premium, decreased 8% when comparing the first six months of 1997 to the first six months of 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

Other considerations, net of reinsurance, increased approximately 2% compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts focus on universal life insurance products.

Net investment income decreased 3% when comparing the first six months of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC"). The overall annualized investment yields for the first six months of 1997 and 1996 are 7.2% and 7.0%, respectively. The improvement in investment yield is primarily attributed to the fixed maturity protfolio. The Company has invested excess cash and financing activities generated by cash received through sales of universal life insurance products.

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

(b)  Expenses

Life benefits, net of reinsurance benefits and claims, increased 6% in the first six months of 1997 compared to 1996. The increase in life benefits is attributed to an increase in mortality. Mortality increased 21% in the first six months of 1997 compared to 1996. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The Company experienced a decline of 33% in dollar volume of new business production. This decline results in less of an increase in reserves from new business as compared to the previous year.

Commissions and amortization of deferred policy acquisition costs decreased 19% for the first six months of 1997 compared to the first six months of 1996. The decrease was due to the decline in new business production.

Amortization of cost of insurance acquired decreased $349,000 for the first six months of 1997 compared to 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance
Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Operating expenses decreased 12% when comparing the first six months of 1997 to the first six months of 1996. The decrease in operating expenses is attributed to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.

Interest expense decreased 7% for the first six months of 1997 compared to 1996. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. Prior to refinancing, the interest rate was equal to the base rate plus one percent. The decrease in interest rate and principal reductions made during the last year provided the decrease in interest expense for the first six months of 1997.


(c)  Net income (loss)

The Company had a net loss of ($396,000) for the first six months of 1997 compared to a net income of $207,000 for the first six months of 1996. The net loss for the current period is primarily due to the increase in mortality.


Second quarter 1997 compared to second quarter 1996:

(a)  Revenues

Premium income, net of reinsurance premium, decreased 10% when comparing second quarter of 1997 to second quarter of 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

Other considerations, net of reinsurance, increased approximately 3% compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts focus on universal life insurance products.

Net investment income decreased 2% when comparing second quarter of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC").

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


(b)  Expenses

Life benefits, net of reinsurance benefits and claims, decreased 5% in second quarter of 1997 compared to 1996. The decrease in life benefits is due to the decrease in new business production. Although life benefits decreased, mortality increased $137,000 in second quarter of 1997 compared to 1996. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Commissions and amortization of deferred policy acquisition costs decreased 33% for second quarter of 1997 compared to second quarter of 1996. The decrease was due to the decline in new business production.

Amortization of cost of insurance acquired decreased $144,000 for second quarter of 1997 compared to 1996. The decrease is attributed to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Interest expense decreased 5% for second quarter of 1997 compared to 1996. On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinanced debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The base lending rate increased a quarter of a percent in March 1997. This impact was partially offset by principal reductions made during the last year.


(c)  Net income (loss)

The Company had a net loss of ($202,000) for second quarter of 1997 compared to ($122,000) for second quarter of 1996. The net loss for the current period is primarily due to income taxes. The change in income taxes is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis.

Financial Condition

The financial condition of the Company changed slightly since December 31, 1996. The most significant changes to occur are a decrease in cash and cash equivalents and the corresponding increase in fixed maturities. Future policy benefits increased as expected due to the aging in force business.

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

The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments, which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of June 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securites it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


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

UTI stock currently trades on NASDAQ. The reverse stock split increased the price at which the Company's stock trades, enabling it to meet new NASDAQ requirements regarding eligibility to remain listed.

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





                             FIRST COMMONWEALTH CORPORATION
                                    (Registrant)







Date:   August 13, 1997	                    by s/ Thomas F. Morrow
                                                	Thomas F. Morrow
                                                	Chief Operating Officer, Vice
                                                	Chairman and Treasurer







Date:   August 13, 1997 	                   By	   JAMES E. MELVILLE
                                                 	James E. Melville
                                                 	Senior Executive Vice
                                                  President	and Chief
                                                  Financial Officer