Form 10-Q
period 1997-09-30
FIRST COMMONWEALTH CORP
filed 1997-11-14
CIK 200776

SECURITIES AND EXCHANGE COMMISSION


                       Washington, D.C. 20549


                              FORM 10-Q
                QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended September 30, 1997         Commission File No. 0-5392


                    FIRST COMMONWEALTH CORPORATION

        (Exact Name of Registrant as specified in its Charter)





                        5250 South Sixth Street
                             P.O. Box 5147
                         Springfield, IL 62705
      Address of principal executive offices, including zip code



      Virginia                                       54-0832816
(State or other jurisdiction                       (IRS Employer
Incorporation or organization)                   Identification No.)


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


                Shares outstanding at October 31, 1997:
                                54,560
                 Common stock, par value $1 per share

                      FIRST COMMONWEALTH CORPORATION
                             (The "Company")
                            TABLE OF CONTENTS





Part I:  Financial Information                                      3

  Consolidated Balance Sheets as of September 30,
  1997 and December 31, 1996                                        3

  Consolidated Statements of Operations for the
  nine months and three months ended September 30,
  1997 and 1996                                                     4

  Consolidated Statements of Cash Flows for the
  nine months ended September 30, 1997 and 1996                     5

  Notes to Consolidated Financial Statements                        6

  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                    10




Part II - Other Information                                        15


  Item 5.  Other information                                       15

  Item 6. Exhibits                                                 15

  Signatures                                                       16

                      PART 1.  FINANCIAL INFORMATION
                       Item 1.  Financial Statements

                      FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES

                        Consolidated Balance Sheets


                                                September 30,   December 31,
        ASSETS                                       1997            1996

Investments:
 Fixed maturities at amortized cost
  (market $188,585,275 and $181,815,225        $  185,352,214 $   179,535,861
 Investments held for sale:
  Fixed maturities, at market
   (cost $1,836,015 and $1,984,661)                 1,834,388       1,961,166
  Equity securities, at market
   (cost $ 2,741,632 and $2,086,159)                2,783,623       1,794,405
 Mortgage loans on real estate at amortized cost   10,010,243      11,022,792
 Investment real estate, at cost,
  net of accumulated depreciation                  10,375,617      10,268,490
 Real estate acquired in satisfaction of debt,
  at cost, net of accumulated depreciation          3,856,946       3,846,946
 Policy loans                                      14,211,585      14,438,120
 Short term investments                               400,000         400,000
                                                  228,824,616     223,267,780

Cash and cash equivalents                          11,018,807      16,801,288
Investment in parent                                  350,000         350,000
Accrued investment income                           3,861,563       3,424,546
Reinsurance receivables:
  Future policy benefits                           37,994,606      38,745,093
  Policy claims and other benefits                  3,619,571       3,856,124
Other accounts and notes receivable                   841,264         894,321
Cost of insurance acquired                         19,099,400      19,886,494
Deferred policy acquisition costs                  17,195,379      18,162,356
Costs in excess of net assets purchased,
 net of  accumulated amortization                   9,291,387       9,624,135
Other assets                                        1,438,098       1,626,987
     TOTAL ASSETS                               $ 333,534,691 $   336,639,124

          LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                        $ 254,174,738 $   252,718,388
  Policy claims and benefits payable                2,236,479       3,193,806
  Other policyholder funds                          2,552,358       2,784,967
  Dividend and endowment accumulations             14,451,638      13,647,676
Income taxes payable:
  Current                                                   0          60,044
  Deferred                                          2,742,802       3,043,775
Notes payable                                      18,241,602      18,999,853
Indebtedness to affiliates, net                         3,677          36,933
Other liabilities                                   3,305,442       5,088,785
     TOTAL LIABILITIES                            297,708,736     299,574,227
Minority interests in consolidated subsidiaries     1,618,292       1,586,246

Shareholders' equity:
Common stock - $1 par value per share.  Authorized
 62,500 shares - 54,560 and 59,920 shares issued
 after deducting treasury shares of 930 and 930        54,560          59,920
Additional paid-in capital                         51,875,699      52,406,190
Unrealized appreciation (depreciation)
 of investments held for sale                         117,072        (305,715)
Accumulated deficit                               (17,839,668)    (16,681,744)
     TOTAL SHAREHOLDERS' EQUITY                    34,207,663      35,478,651
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $ 333,534,691 $   336,639,124

                      FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES
                  Consolidated Statements of Operations


                            Three Months Ended          Nine Months Ended
                       September 30, September 30, September 30, September 30,
                            1997          1996          1997          1996

Revenues:

  Premium income      $   7,217,037 $   7,836,950  $  23,360,291 $  25,514,821
  Reinsurance premium    (1,384,230)   (1,303,035)    (3,511,544)   (3,666,681)
  Other considerations      862,654       866,137      2,677,994     2,628,275
  Other considerations
   paid to reinsurers       (56,067)      (51,853)      (152,179)     (132,530)
  Net investment income   3,689,445     4,000,172     11,388,249    11,902,155
  Realized investment gains
   and (losses), net       (108,832)      (37,858)      (136,196)     (286,592)
  Other income                 (433)       18,688         63,358       102,731
                         10,219,574    11,329,201     33,689,973    36,062,179


Benefits and other expenses:

Benefits, claims and settlement expenses:
  Life                    5,890,748     8,734,001     19,256,571    21,342,604
  Reinsurance benefits
   and claims              (481,468)   (1,295,335)    (1,447,716)   (2,071,038)
  Annuity                   410,813       393,033      1,162,166     1,231,629
  Dividends to
   policyholders            922,224       954,909      3,074,230     3,230,396
Commissions and amortization
 of deferred policy
 acquisition costs        1,229,006       861,196      3,286,329     3,388,220
Amortization of cost of
 insurance acquired         299,210       402,773        848,156     1,300,627
Operating expenses        2,432,709     3,326,744      7,737,114     9,328,278
Interest expense            404,253       425,708      1,209,858     1,288,018
                         11,107,495    13,803,029     35,126,708    39,038,734

Loss before income taxes
and minority interest      (887,921)   (2,473,828)    (1,436,735)   (2,976,555)

Credit for income taxes     139,988       316,522        300,973     1,070,276
Minority interest in
 gain of consolidated
 subsidiaries               (14,441)       (5,302)       (22,162)      (49,235)
Net loss              $    (762,374)$  (2,162,608) $  (1,157,924) $ (1,955,514)




Net loss per
 common share         $      (13.97)$      (36.09) $     (20.25)  $     (32.64)

Weighted average common
shares outstanding           54,560        59,919        57,171         59,919

                       FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES

                  Consolidated Statements of Cash Flows

                                                 September 30, September 30,
                                                     1997          1996

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net loss                                      $  (1,157,924)$  (1,955,514)
  Adjustments to reconcile net loss to net
   cash provided by (used in)operating
   activities net of changes in assets and
   liabilities resulting from the sales and
   purchases of subsidiaries:
    Amortization/accretion of fixed maturities        460,743       665,950
    Realized investment (gains) losses, net           136,196       286,592
    Policy acquisition costs deferred                (557,000)   (1,477,000)
    Amortization of deferred policy
     acquisition costs                              1,523,977     1,612,529
    Amortization of cost of insurance acquired        848,156     1,300,627
    Amortization of costs in excess of net
     assets purchased                                 332,748       335,998
    Depreciation                                      352,074       378,668
    Minority interest                                  22,162        49,235
    Change in accrued investment income              (437,017)     (485,477)
    Change in reinsurance receivables                 987,040        46,135
    Change in policy liabilities and accruals         844,478     4,196,964
    Charges for mortality and administration of
     universal life and annuity products           (7,996,086)   (7,681,478)
    Interest credited to account balances           5,432,922     5,423,499
    Change in income taxes payable                   (361,017)   (1,091,151)
    Change in indebtedness (to)
     from affiliates, net                             (33,256)      113,992
    Change in other assets and liabilities, net    (1,768,234)      295,129
Net cash provided by (used in)
  operating activities                             (1,370,038)    2,014,698

Cash flows from investing activities:
 Proceeds from investments sold and matured:
    Fixed maturities held for sale                          0       704,583
    Fixed maturities sold                                   0             0
    Fixed maturities matured                        8,186,791    19,168,548
    Equity securities                                 105,261         8,990
    Mortgage loans                                  1,146,863     1,858,246
    Real estate                                       510,806     2,886,187
    Policy loans                                    3,799,553     2,985,381
    Short term                                        400,000       400,000
 Total proceeds from investments sold and matured  14,149,274    28,011,935

 Cost of investments acquired:
    Fixed maturities held for sale                          0             0
    Fixed maturities                              (14,301,690)  (26,559,403)
    Equity securities                                (710,387)            0
    Mortgage loans                                   (134,314)     (488,188)
    Real estate                                      (937,268)     (837,866)
    Policy loans                                   (3,573,018)   (3,334,865)
    Short term                                       (400,000)     (300,000)
 Total cost of investments acquired               (20,056,677)  (31,520,322)
Net cash used in investing activities              (5,907,403)   (3,508,387)

Cash flows from financing activities:
    Policyholder contract deposits                 14,069,987    17,339,900
    Policyholder contract withdrawals             (11,280,925)  (12,033,894)
    Payment for fractional shares from
     reverse stock split                             (535,851)            0
    Proceeds from issuance of notes payable                 0       400,000
    Payments of principal on notes payable           (758,251)   (1,523,475)
Net cash provided by financing activities           1,494,960     4,182,531

Net increase (decrease) in cash and
  cash equivalents                                 (5,782,481)    2,688,842
Cash and cash equivalents at
  beginning of period                              16,801,288    11,979,637
Cash and cash equivalents at end of period      $  11,018,807 $  14,668,479


            FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by First Commonwealth Corporation ("FCC") and its consolidated subsidiaries (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1996.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At   September   30,   1997,  the  parent, significant   subsidiaries   and
affiliates  of  First Commonwealth Corporation were as  depicted   on   the
following organizational chart.


                           ORGANIZATIONAL CHART
                         AS OF SEPTEMBER 30, 1997


United Trust, Inc. ("UTI") is the ultimate controlling company.   UTI  owns
53% of United Trust Group ("UTG") and 33.3% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79.4% of First Commonwealth Corporation ("FCC") and FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 83.9% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.   FIXED MATURITIES

As of September 30, 1997, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulation, the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of
September 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholder's equity.


3.   MORTGAGE LOANS AND REAL ESTATE

The Company holds approximately $10,010,000 in mortgage loans and $14,493,000 in real estate holdings, including real estate acquired in satisfaction of debt, which represent 4% and 6% of total invested assets of the Company, respectively. All mortgage loans held by the Company are first position loans. The Company has $343,000 in mortgage loans net of a $10,000 reserve allowance, which are in default or in the process of foreclosure representing approximately 3% of the total portfolio.

Letters are sent to each mortgagee when the loan becomes 30 or more day's delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses on delinquent loans are established based on management's analysis of the loan balances and what is believed to be the realizable value of the property should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly case by case analysis of the likelihood of repayment.

The   following  tables show the distribution of mortgage  loans  and  real estate by type.


            Mortgage loans               Amount       % of Total
            FHA/VA                    $   295,499           3%
            Commercial                $ 1,594,734          16%
            Residential               $ 8,120,010          81%


            Real Estate                  Amount       % of Total
            Home Office               $ 2,944,138          20%
            Commercial                $ 2,279,630          16%
            Residential development   $ 5,042,643          37%
            Foreclosed  real estate   $ 3,846,945          27%

4.   NOTES PAYABLE

At   September  30,  1997, the Company has $18,242,000 in  notes   payable.
Notes payable is comprised of the following components:

      Senior debt                        $   7,900,000
      Subordinated 10 yr. Notes              4,907,000
      Subordinated 20 yr. Notes              4,035,000
      Other notes payable                    1,400,000
                                         $  18,242,000

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at September 30, 1997 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997 the Company prepaid the May 1998 principal payment.

The credit agreement contains certain covenants with which the Company must comply. The covenants contain provisions common to a loan of this type and include such items as; a minimum consolidated net worth of FCC to be no
less  than 400% of the outstanding balance of the debt; Statutory   capital
and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre-
tax  earnings  of  Universal  Guaranty  Life  Insurance   Company  and  its
subsidiaries (based on Statutory Accounting Practices)  and  the  after-tax
earnings  plus  non-cash charges  of  FCC (based   on   parent   only  GAAP
practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is in
compliance  with  all of the covenants of  the  agreement   and   does  not
foresee any problem  in  maintaining compliance in the future.

United Income, Inc. and United Trust, Inc. owned a participating interest of $700,000 and $300,000 respectively of the previous senior debt. At the date of refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006.

In February 1996, FCC borrowed $400,000 from affiliates to provide additional cash for liquidity. The notes bear interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition. The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final balloon payment due June 16, 2002. In June 1997, the Company refinanced $204,267 of its subordinated 10-year notes to subordinated 20-year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are identical to the original subordinated 20-year notes. The 20-year notes bear interest at the rate of 8 1/2% per annum, on $3,530,000 and 8.75% per annum on $505,000, payable semi-annually with a lump sum principal payment due June 16, 2012.

Scheduled principal reductions on the Company's debt for the next five years are as follows:

                       Year               Amount
                       1997          $            0
                       1998               1,517,000
                       1999               1,917,000
                       2000               1,517,000
                       2001               1,517,000


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


7.   REVERSE STOCK SPLIT

On May 13, 1997, FCC effected a 1 for 400 reverse stock split. Fractional shares received a cash payment on the basis of $0.25 for each old share. The Company maintained a significant number of shareholder accounts with less than $100 of market value of stock. The reverse stock split enabled these smaller shareholders to receive cash for their shares without incurring broker costs and will save the Company administrative costs associated with maintaining these accounts. Prior period numbers have been restated to give effect of the reverse split.

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


LIQUIDITY AND CAPITAL RESOURCES

The   Company   and   its consolidated subsidiaries have  three   principal
needs   for  cash  - the insurance companies' contractual  obligations   to
policyholders, the payment of operating expenses and servicing of  its long-
term   debt.   Cash and cash equivalents as a percentage  of  total  assets
were  3.3%  and  5.0%  as of September 30, 1997, and  December   31,  1996,
respectively.    Fixed  maturities  as  a  percentage  of   total  invested
assets were 81% and 80% as of September 30, 1997 and December 31, 1996, respectively.

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

Consolidated operating activities of the Company produced cash flows of $( 1,370,000) and $2,015,000 for the first nine months of 1997 and 1996, respectively. The net cash (used in) or provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals, equaled $1,276,000 for the first nine months of 1997 and $4,529,000 for the first nine months of 1996. Management uses this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities. Dollar volume of new business production is down 40% when comparing the first nine months of 1997 to the first nine months of 1996. New business production suffered in 1997 from a combination of the uncertainty generated by the pending change of control of the Company (See Note 6), and modifications to certain products in the Company's life insurance portfolio. The modifications to the products were necessary to meet new regulations adopted by state insurance departments. The modifications to the products required retraining of the Company's agency force.

Net cash used in investing activities was $5,907,000 and $3,508,000 for the first nine months of 1997 and 1996, respectively. The most significant aspect of net cash used in investing activities, are the fixed maturity transactions. Fixed maturities account for 71% and 84% of the total cost of investments acquired for the first nine months of 1997 and 1996, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net   cash   provided   by   financing   activities   was   $1,495,000  and
$4,183,000 for the first nine months of 1997 and 1996, respectively. Policyholder contract deposits decreased 19% for the first nine months of 1997 compared to the first nine months of 1996. The decrease is due to the decline in new business production. Policyholder contract withdrawals decreased 6% for the first nine months of 1997 compared to the first nine months of 1996.

On May 8, 1996, FCC refinanced its senior debt of $8,900,000. The refinancing was completed through First of America Bank - Illinois NA and is subject to a credit agreement. The refinanced debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at September 30, 1997 was 8.5%.

Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. The Company satisfied its $1,000,000 principal obligation for 1997 by prepaying $500,000 on November 8, 1996 and a payment of $500,000 on May 8, 1997. On November 8, 1997, the Company prepaid the May 1998 principal payment.

On a parent only basis, FCC's cash flow is dependent on revenues from its life insurance subsidiaries from management and cost sharing arrangements and through dividends. At September 30, 1997, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

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


RESULTS OF OPERATIONS

YEAR-TO-DATE 1997 COMPARED TO 1996:

(a)  REVENUES


Premium income, net of reinsurance premium, decreased 9% when comparing the first nine months of 1997 to the first nine months of 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

Other   considerations,  net  of reinsurance, increased  approximately   1%
compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts focus on universal life insurance products.

Net investment income decreased 4% when comparing the first nine months of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance
Company ("FILIC"). The Company has invested excess cash and financing activities generated through sales universal life insurance products.

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

(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, increased 8% in the first nine months of 1997 compared to 1996. The decrease in life benefits is attributed to a decrease in mortality. There is no single event that caused mortality to decrease. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The Company experienced a decline of 40% in dollar volume of new business production. This decline results in less of an increase in reserves from new business as compared to the previous year.

Amortization of cost of insurance acquired decreased $452,000 for the first nine months of 1997 compared to 1996. The decrease is attributed partially to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30,
1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Operating expenses decreased 17% when comparing the first nine months of 1997 to the first nine months of 1996. The decrease in operating expenses is attributed to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.


(c)  NET LOSS

The Company had a net loss of $1,158,000 for the first nine months of 1997 compared to a net loss of $1,956,000 for the first nine months of 1996. The improvement for the current period is primarily due to the decrease in operating expenses.


THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996:

(a)  REVENUES

Premium   income,   net  of  reinsurance  premium,   decreased   11%   when
comparing third quarter of 1997 to 1996. The Company's primary product is the "Century 2000" universal life insurance product. Universal life and interest sensitive life insurance products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. Since the Company does not actively market traditional life insurance products, it is expected that premium income will continue to decrease in future periods as a result of expected lapses of business in force.

Other  considerations, net of reinsurance, decreased slightly compared to one year ago. Other considerations consist of administrative charges on universal life and interest sensitive life insurance products. The insurance in force relating to these types of products continues to increase as marketing efforts focus on universal life insurance products.

Net investment income decreased 8% when comparing third quarter of 1997 to 1996. The decrease is the result of a smaller invested asset base from one year ago. During the fourth quarter 1996, the Company transferred approximately $22,000,000 in assets as part of a coinsurance agreement with First International Life Insurance Company ("FILIC").

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


(b)  EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 27% in third quarter of 1997 compared to 1996. The decrease in life benefits is due to the decrease in new business production. Mortality decreased $363,000 in third quarter of 1997 compared to 1996. There is no single event that caused mortality to decrease. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Amortization of cost of insurance acquired decreased 26% for third quarter of 1997 compared to 1996. The decrease is attributed partially to the coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to a non-premium paying life insurance policy. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report.

Operating expenses decreased 27% when comparing third quarter of 1997 compared to 1996. The decrease in operating expenses is attributed to the settlement of certain litigation in the fourth quarter of 1996. The Company incurred elevated legal fees in the previous year due to the litigation. Operating expenses were further reduced from a restructuring of the home office personnel completed in late 1996.


(c)  NET LOSS

The   Company   had   a net loss of $762,000 for third  quarter   of   1997
compared to $2,163,000 for third quarter of 1996. The improvement is due to the decrease in operating expenses.


FINANCIAL CONDITION

Shareholder's  equity  decreased 4% as of September 30,  1997  compared  to
December 31, 1996. The decrease is due to the Company buying treasury shares. Other changes to occur to the balance sheet is a decrease in cash and cash equivalents and the corresponding increase in fixed maturities. Future policy benefits increased as expected due to the aging in force business.

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

The liabilities are predominantly long term in nature and therefore, the Company invests in long term fixed maturity investments, which are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of September 30, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

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


ITEM 6. EXHIBITS

Exhibit
Number

10 (a) Employment agreement dated as of July 31, 1997, between Larry E. Ryherd and First Commonwealth Corporation.

10 (b) Employment agreement dated as of July 31, 1997, between James E. Melville and First Commonwealth Corporation.

10 (c) Employment agreement dated as of July 31, 1997, between George E. Francis and First Commonwealth Corporation. Agreements containing the same terms and conditions excepting title and current salary were also entered into by Joseph H. Metzger, Brad M. Wilson, Theodore C. Miller, Michael K. Borden, and Patricia G. Fowler.


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





                          FIRST COMMONWEALTH CORPORATION
                                   (Registrant)




Date:   November 12, 1997                   By   /s/ James E. Melville
                                                 James E. Melville
                                                 President, Chief Operating
                                                  Officer and Director


Date:   November 12, 1997                   By   /s/ Theodore C. Miller
                                                 Theodore C. Miller
                                                 Senior Vice President and
                                                  Chief Financial Officer