Form 10-K
period 1997-12-31
FIRST COMMONWEALTH CORP
filed 1998-03-30
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                              FORM 10-K

            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997      Commission File Number 0-5392

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

                         Title of each class

                   Common Stock, par value $1 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ].

At  March 13, 1998, the Registrant had outstanding 54,560 shares of  Common

Stock, par value $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

PART I

ITEM 1.  BUSINESS

First Commonwealth Corporation (the "Registrant") was incorporated in 1967, under the laws of the State of Virginia to serve as an insurance holding company. At December 31, 1997, the parent, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:



United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 41% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

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

On July 31, 1994, Investors Trust Assurance Company ("ITAC") was merged into Abraham Lincoln Insurance Company ("ABE").

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

The holding companies within the group, UTI, UII, UTG and FCC, are all life insurance holding companies. These companies became members of the same affiliated group through a history of acquisitions in which life insurance companies were involved. The focus of the holding companies is the acquisition of other companies in similar lines of business and management of the insurance subsidiaries. The companies have no activities outside the life insurance focus.

The insurance companies of the group, UG, USA, APPL and ABE, all operate in the individual life insurance business. The primary focus of these companies has been the servicing of existing insurance business in force and the solicitation of new insurance business.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


PRODUCTS

The Company's portfolio consists of two universal life insurance products. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 6% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium load is an expense charge which is collected through a percentage charge to each premium dollar paid by the policyholder. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the first couple of years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5.5% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is calculated from the policy issue date and is contractually guaranteed.

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

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Universal life and interest sensitive whole life business account for approximately 46% of the insurance in force. Approximately 29% of the insurance in force is participating business. The Company's average persistency rate for its policies in force for 1997 and 1996 has been 89.4% and 87.9%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

Interest-sensitive life insurance products have characteristics similar to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. Universal life insurance policies also involve variable premium charges against the policyholder's account balance for the cost of insurance and administrative expenses. Interest-sensitive whole life products generally have fixed premiums. Interest-sensitive life insurance products are designed with a combination of front-end loads, periodic variable charges, and back-end loads or surrender charges. Traditional life insurance products have premiums and benefits predetermined at issue; the premiums are set at levels that are designed to exceed expected policyholder benefits and Company expenses. Participating business is traditional life insurance with the added feature of an annual return of a portion of the premium paid by the policyholder through a policyholder dividend. This dividend is set annually by the Board of Directors of each insurance company and is completely discretionary.


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. No individual sales agent accounted for over 10% of the Company's premium volume in 1997. The Company's sales agents do not have the power to bind the Company.

Marketing is based on referral network of community leaders and shareholders of UII and UTI. Recruiting of sales agents is also based on the same referral network. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

New  sales  are  marketed by UG and USA through their agency  forces  using
contemporary   sales  approaches  with  personal  computer   illustrations.
Current marketing efforts are primarily focused on the Midwest region.

USA is licensed in Illinois, Indiana and Ohio. During 1997, Ohio accounted for 99% of USA's direct premiums collected.

ABE  is  licensed  in  Alabama, Arizona, Illinois, Indiana,  Louisiana  and
Missouri.   During 1997, Illinois and Indiana accounted for  46%  and  32%, respectively of ABE's direct premiums collected.

APPL is licensed in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1997, West Virginia accounted for 95% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1997, Illinois accounted for 33%, and Ohio accounted for 14% of direct premiums collected. No other state accounted for more than 7% of direct premiums collected in 1997.

In  1997 $38,471,452 of total direct premium was written by USA, ABE,  APPL
and  UG.   Ohio  accounted for 35% , Illinois accounted for 21%,  and  West
Virginia accounted for 10% of total direct premiums collected.

New business production has decreased 15% from 1995 to 1996 and 43% from 1996 to 1997. Several factors have had a significant impact on new
business   production.   Over  the  last  two  years  there  has  been  the
possibility of a change in control of UTI. In September of 1996, an agreement was reached effecting a change in control of UTI to an unrelated party. The transaction did not materialize. At this writing negotiations are progressing with a different unrelated party for change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes in control, and the uncertainty surrounding each potential event, have hurt the insurance Companies' ability to attract and maintain sales agents. In addition,
increased    competition   for  consumer  dollars   from   other  financial
institutions, product Illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company.

Management recognizes the aforementioned challenges and is responding. The potential change in control of the Company is progressing, bringing the possibility for future growth, efforts are being made to introduce additional products, and the recruitment of quality individuals for intensive sales training, are directed at reversing current marketing trends.


UNDERWRITING

The  underwriting procedures of the insurance subsidiaries are  established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include inspection reports, medical examinations, statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.


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

RESERVES

The applicable insurance laws under which the insurance subsidiaries operate require that each insurance company report policy reserves as liabilities to meet future obligations on the policies in force. These reserves are the amounts which, with the additional premiums to be received and interest thereon compounded annually at certain assumed rates, are calculated in accordance with applicable law to be sufficient to meet the various policy and contract obligations as they mature. These laws specify that the reserves shall not be less than reserves calculated using certain mortality tables and interest rates.

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in each of the years 1997, 1996 and 1995.
Reinsurance

As is customary in the insurance industry, the Company's insurance subsidiaries cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains contingently liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it, however it is the practice of insurers to reduce their financial statement liabilities to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1997, the Company had insurance in force of $3.692 billion of which approximately $1.022 billion was ceded to reinsurers.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of

FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1997.

The  Company  does not have any short-duration reinsurance contracts.   The
effect of the Company's long-duration reinsurance contracts on premiums earned in 1997, 1996 and 1995 was as follows:

                                    Shown in thousands
                              1997         1996           1995
                            Premiums      Premiums       Premiums
                             Earned        Earned         Earned

            Direct           $33,374       $35,891       $38,482
            Assumed                0             0             0
            Ceded             (4,735)       (4,947)       (5,383)
            Net premiums     $28,639       $30,944       $33,099


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

The following table reflects net investment income by type of investment.

                                                 December 31,
                                1997       1996     1995
Fixed maturities and fixed
  maturities held for sale        $12,736,865 $13,396,431 $13,292,552
Equity securities                      87,211      88,661      52,445
Mortgage loans                        802,123   1,047,461   1,257,189
Real estate                           745,502     794,844     975,080
Policy loans                          976,064   1,121,538   1,041,900
Short-term investments                 70,624      18,399      21,295
Other                                 658,008     664,795     620,728
Total consolidated
 investment income                 16,076,397  17,132,129  17,261,189
Investment expenses                (1,198,061) (1,222,903) (1,761,438)
Consolidated net
 investment income                $14,878,336 $15,909,226 $15,499,751

At December 31, 1997, the Company had a total of $5,797,000 of investments, comprised of $3,848,000 in real estate and $1,949,000 in equity securities, which did not produce income during 1997.

The following table summarizes the Company's fixed maturities distribution at December 31, 1997 and 1996 by ratings category as issued by Standard and Poor's, a leading ratings analyst.


                            Fixed Maturities
                    Rating                % of Portfolio
                                          1997       1996

              Investment Grade
              AAA                          31%         30%
              AA                           14%         13%
              A                            46%         46%
              BBB                           9%         10%
              Below investment grade        0%          1%
                                          100%        100%


The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.


                                                   Carrying Value
                          19971996
     U.S. government and
       government agencies               $ 29,475,484    $ 29,744,995
     States, municipalities and
        political subdivisions             22,775,429      14,527,351
     Collateralized mortgage
      obligations                          11,093,926      13,246,780
     Public utilities                      48,051,649      51,913,970
     Corporate                             70,921,182      72,063,931
                                         $182,317,670    $181,497,027


The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 1997.

                                   Carrying      Average       Average
Investments                         Value        Maturity       Yield

Fixed maturities and fixed
  maturities held for sale      $182,317,670     4 years          7.00%
Equity securities                  3,001,744     not applicable   3.64%
Mortgage loans                     9,469,444     10 years         7.83%
Investment real estate            11,485,276     not applicable   6.49%
Policy loans                      14,207,189     not applicable   6.81%
Short-term investments             1,773,531     330 days         6.50%
Total Investments               $222,254,854                      7.26%


At December 31, 1997, fixed maturities and fixed maturities held for sale have a market value of $186,451,000. Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds approximately $1,774,000 in short-term investments. Management monitors its investment maturities and in their opinion is sufficient to meet the Company's cash requirements. Fixed maturities of $15,023,000 mature in one year and $118,850,000 mature in two to five years.

The Company holds approximately $9,469,000 in mortgage loans, which represents 3% of the total assets. All mortgage loans are first position loans. Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and
personal  equity.   Loans issued are limited to no more  than  80%  of  the
appraised value of the property and must be first position against the collateral.

The Company has $298,000 of mortgage loans, net of a $10,000 reserve allowance, which are in default and in the process of foreclosure. These loans represent approximately 3% of the total portfolio. The Company has one loan that totals approximately $3,404 which is under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses are established based on management's analysis of the loan balances compared to the expected realizable value should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly analysis of the likelihood of repayment. All delinquent and troubled loans held by the Company are loans which were held in portfolios by acquired companies at the time of acquisition. Management believes the current internal controls surrounding, the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

In addition, the Company also monitors that current and adequate insurance on the properties is being maintained. The Company requires proof of insurance on each loan and further requires to be shown as a lienholder on the policy so that any change in coverage status is reported to the Company. Proof of payment of real estate taxes is another monitoring technique utilized by the Company. Management believes a change in insurance status or non-payment of real estate taxes is an indicator that a loan is potentially troubled. Correspondence with the mortgagee is performed to determine the reasons for either of these events occurring.

The following table shows a distribution of mortgage loans by type.

                Mortgage Loans         Amount           % of Total
                FHA/VA              $   536,443              5%
                Commercial            1,565,643             17%
                Residential           7,367,358             78%

The following table shows a geographic distribution of the mortgage loan portfolio and real estate held.

                                      Mortgage      Real
                                       Loans       Estate

                      New Mexico           3%         0%
                      Illinois            10%        55%
                      Kansas              13%         0%
                      Louisiana           15%        14%
                      Mississippi          0%        20%
                      Missouri             2%         1%
                      North Carolina       7%         6%
                      Oklahoma             5%         1%
                      Virginia             4%         0%
                      West Virginia       38%         2%
                      Other                3%         1%
                      Total              100%       100%


The following table summarizes delinquent mortgage loan holdings.

      Delinquent
      31 Days or More                  1997          1996           1995
     Non-accrual status             $        0    $        0     $       0
     Other                             308,000       613,000       628,000
     Reserve on delinquent loans       (10,000)      (10,000)      (10,000)
     Total Delinquent               $  298,000    $  603,000     $ 618,000
     Interest income foregone
      (Delinquent loans)            $   29,000    $   29,000     $  16,000

     In Process of Restructuring    $        0    $        0     $       0
     Restructuring on other
       than market terms                     0             0             0
     Other potential problem
       loans                                 0             0             0
     Total Problem Loans            $        0    $        0     $       0
     Interest income foregone
       (Restructured loans)         $        0    $        0     $       0

See Item 2, Properties, for description of real estate holdings.

COMPETITION

The insurance business is a highly competitive industry and there are a number of other companies, both stock and mutual, doing business in areas where the Company operates. Many of these competing insurers are larger, have more diversified lines of insurance coverage, have substantially greater financial resources and have a greater number of agents. Other significant competitive factors include policyholder benefits, service to policyholders, and premium rates.

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

The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.


GOVERNMENT REGULATION

The Company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance subsidiaries, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure concerning the corporation that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 of the Notes to the Consolidated Financial Statements), and payment of dividends (see Note 2 of the Notes to the Consolidated Financial Statements) in excess of specified amounts by the insurance subsidiary within the holding company system are required.

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

At year end 1997, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. The cause for the decrease in premium income is related to the possible change in control of UTI over the last two years to two different parties. At year end 1996 it was announced that UTI was to be acquired by an unrelated party, but the sale did not materialize. At this writing negotiations are progressing with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes in control over the last two years have hurt the insurance companies' ability to recruit new agents. The active agents were apprehensive due to uncertainties in relation to the change in control of UTI. In recent years, the industry experienced a decline in the total number of agents selling insurance products and therefore competition has increased for quality agents. Accordingly, new business production decreased significantly over the last two years.

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

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.

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

  * Or, 2.5 with negative trend.

At December 31, 1997, each of the insurance subsidiaries has a Ratio that is in excess of 3, which is 300% of the authorized control level; accordingly the insurance subsidiaries meet the RBC requirements.

The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC proposed changes in the regulations governing insurance company investments and holding company investments in subsidiaries and affiliates which were adopted by the NAIC as model laws in 1996. The Company does not presently anticipate any material adverse change in its business as a result of these changes.

Legislative and regulatory initiatives regarding changes in the regulation of banks and other financial services businesses and restructuring of the federal income tax system could, if adopted and depending on the form they take, have an adverse impact on the company by altering the competitive environment for its products. The outcome and timing of any such changes cannot be anticipated at this time, but the company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.

The NAIC has recently released the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier than 1999. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The Company is monitoring the process, but the potential impact of any changes in insurance accounting standards is not yet known.


EMPLOYEES

There are approximately 90 persons who are employed by the Company and its affiliates.

ITEM 2.  PROPERTIES

The following table shows a breakout of property, net of accumulated depreciation, owned and occupied by the Company and the distribution of real estate by type.

  Property owned                  Amount       % of Total
  Home Office                  $ 2,560,242        18%
  Investment real estate
  Commercial                   $ 4,355,450        31%
  Residential development      $ 5,405,282        39%
  Foreclosed real estate       $ 1,724,544        12%
                               $11,485,276        82%

  Grand total                  $14,045,518        100%

Total investment real estate holdings represent approximately 3% of the total assets of the Company net of accumulated depreciation of $1,550,268 and $1,453,275 at year end 1997 and 1996 respectively. The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations. The office buildings contain 57,000 square feet of office and warehouse space. The properties are carried at approximately $2,649,359. In addition, an insurance subsidiary owns a home office building in Huntington, West Virginia. The building has 15,000 square feet and is carried at $165,882. The facilities occupied by the Company are adequate relative to the Company's present operations.

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

Foreclosed property is carried at the unpaid loan principal balance plus accrued interest on the loan and other costs associated with the foreclosure process. The carrying value of foreclosed property does not exceedmanagement's estimate of net realizable value. Management's estimate of net realizable value is based on significant internal real estate experience, local market experience, independent appraisals and evaluation of existing comparable property sales.


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

                                               BID
            PERIOD                      LOW          HIGH

            1997
            First quarter            40 13/32       40 13/32
            Second quarter           29 11/16       60
            Third quarter            60             110
            Fourth quarter          110             112

                                               BID
            PERIOD                      LOW          HIGH
            1996
            First quarter            50             50
            Second quarter           25             76
            Third  quarter           25 19/32       59 13/64
            Fourth  quarter          50             50


The Company did not pay any dividends during 1997 or 1996. Limitations on shareholders dividends are described in Note 2 of the Notes to the Consolidated Financial Statements.

On May 13, 1997, FCC effected a 1 for 400 reverse stock split. Owners of fractional shares received a cash payment on the basis of $.25 for each old share. Prior period numbers have been restated to give effect of the reverse stock split.


Number of Common Shareholders as of March 13, 1998 is 3,837.

ITEM 6.  SELECTED FINANCIAL DATA

                              FINANCIAL HIGHLIGHTS
                     (000's omitted, except per share data)
                           1997        1996      1995       1994       1993
Premium income
 net of reinsurance     $  28,639  $  30,944  $ 33,099   $  35,024  $  33,097
Total  revenues         $  43,354  $  46,538  $  48,365  $  49,261  $  47,185
Net  loss               $  (1,845) $  (3,032) $  (1,452) $  (1,775) $  (3,343)
Net  loss  per share    $  (32.65) $  (50.60) $  (24.00) $  (29.17) $  (54.93)
Total assets            $ 332,572  $ 336,639  $ 334,058  $ 331,410  $ 326,390
Total long term debt    $  18,242  $  19,000  $  20,623  $  21,529  $  23,535
Dividends paid per share     NONE       NONE       NONE       NONE       NONE

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at December 31, 1997.

RESULTS OF OPERATIONS

1997 COMPARED TO 1996

(a)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 7% when comparing 1997 to 1996. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted

Accounting Procedures ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, negotiations are progressing with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

New business production decreased significantly over the last two years. New business production decreased 43% or $3,935,000 when comparing 1997 to 1996. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of our companies, and the resulting limitations, have made it challenging to compete in this area.

A positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The Companies' average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Net   investment  income  decreased 6% when comparing  1997  to 1996.   The
decrease relates to the decrease in invested assets from a coinsurance agreement. The Company's insurance subsidiary UG entered into a coinsurance agreement with First International Life Insurance Company ("FILIC"), an unrelated party, as of September 30, 1996. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000, after deducting the ceding commission due UG of $6,375,000. To provide the cash required to be transferred under the agreement, the Company sold $18,737,000 of fixed maturity investments.

The overall investment yields for 1997, 1996 and 1995, are 7.26%, 7.33% and 7.18%, respectively. Since 1995, investment yield improved due to the fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future.

Realized investment losses were $269,000 and $411,000 in 1997 and 1996, respectively. The Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.


(b)    EXPENSES

Life  benefits,  net of reinsurance benefits and claims, decreased  20%  in
1997 as compared to 1996. The decrease in premium revenues resulted in lower benefit reserve increases in 1997. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $162,000.

In 1994, UG became aware that certain new insurance business was being solicited by certain agents and issued to individuals considered to be not insurable by Company standards. These non-standard policies had a face amount of $22,700,000 and represented 1/2 of 1% of the insurance in-force in 1994. Management's initial analysis indicated that expected death claims on the business in-force was adequate in relation to mortality assumptions inherent in the calculation of statutory reserves. Nevertheless, management determined it was in the best interest of the Company to repurchase as many of the non-standard policies as possible. Through December 31, 1996, the Company spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of related litigation. In relation to settlement of non-standard policies the Company incurred life benefit costs of $3,307,000, and $720,000 in 1996 and 1995, respectively. The Company incurred legal costs of $906,000 and $687,000 in 1996 and 1995, respectively. All policies associated with this issue have been settled as of December 31, 1996. Therefore, expense reductions for 1997 would follow.

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1997 compared to 1996. The decrease is due primarily due to a reduction in commissions paid. Commissions decreased 19% in 1997 compared to 1996. The decrease in commissions was due to the decline in new business production. There is a direct relationship between premium revenues and commission expense. First year premium production decreased 43% and first year commissions decreased 33% when comparing 1997 to 1996. Amortization of deferred policy acquisition costs decreased 7% in 1997 compared to 1996. Management would expect commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

Amortization of cost of insurance acquired decreased 28% in 1997 compared to 1996. Cost of insurance acquired is amortized in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The Company did not have any charge-offs during the periods covered by this report. The decrease in amortization during the current period is a normal fluctuation due to the expected future profits. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1997 and 1996 has been approximately 89.4% and 87.9%, respectively.

Operating expenses decreased 20% in 1997 compared to 1996. The decrease in operating expenses is directly related to settlement of certain litigation in December of 1996. The Company incurred legal costs of $0, $906,000 and $687,000 in 1997, 1996 and 1995, respectively in relation to the settlement of the non-standard insurance policies.

Interest expense decreased 5% in 1997 compared to 1996. Since December 31, 1996, notes payable decreased approximately $758,000. Average outstanding indebtedness was $18,621,000 with an average cost of 8.66% in 1997 compared to average outstanding indebtedness of $19,812,000 with an average cost of 8.58% in 1996. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 10 "Notes Payable" in the Notes to the Consolidated Financial Statements for more information.

(c)    NET LOSS

The Company had a net loss of $1,845,000 in 1997 compared to a net loss of $3,032,000 in 1996. The improvement is directly related to the decrease in life benefits and operating expenses primarily associated with the 1996 settlement and other related costs of the non-standard life insurance policies.


1996 COMPARED TOo 1995

(a)    REVENUES

Premium and policy fee revenues, net of reinsurance premium, decreased 7% when comparing 1996 to 1995. The decrease in premium income is primarily attributed to a 15% decrease in new business production. The Company changed its marketing strategy from traditional life insurance products to universal life insurance products. Universal life and interest sensitive products contribute only the risk charge to premium income, however traditional insurance products contribute all monies received to premium income. The Company changed its marketing strategy to remain competitive based on consumer demand.

In addition, the Company changed its focus from primarily a broker agency distribution system to a captive agent system. Business written by the broker agency force, in recent years, did not meet Company expectations. With the change in focus of distribution systems, most of the broker agents were terminated. The change in distribution systems effectively reduced the total number of agents representing and producing business for the Company. Broker agents sell insurance and related products for several companies. Captive agents sell for only one company.

A positive impact on premium income is the improvement of persistency. Persistency is a measure of insurance in force retained in relation to the previous year. The Companies' average persistency rate for all policies in force for 1996 and 1995 has been approximately 87.9% and 87.3% respectively.

Net investment income increased 3% when comparing 1996 to 1995. The overall investment yields for 1996 and 1995 are 7.33% and 7.18%, respectively. The consistent improvement in investment yield is primarily attributed to fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed investment portfolio.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future.

Realized investment losses were $411,000 and $349,000 in 1996 and 1995, respectively. The Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.


(b)    EXPENSES

Life  benefits,  net  of  reinsurance benefits and  claims,  increased  13%
compared  to  1995.   The increase in life benefits  is  due  primarily  to
settlement expenses discussed in the following paragraph:

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

Nevertheless, management determined it was in the best interest of the Company to repurchase as many of the non-standard policies as possible. Through December 31, 1996, the Company spent approximately $7,099,000 for the settlement of non-standard policies and for the legal defense of related litigation. In relation to settlement of non-standard policies the Company incurred life benefits of $3,307,000 and $720,000 in 1996 and 1995, respectively. The Company incurred legal costs of $906,000 and $687,000 in 1996 and 1995, respectively. All the policies associated with this issue have been settled as of December 31, 1996. The Company has approximately $3,742,000 of insurance in-force and $1,871,000 of reserves from the issuance of paid-up life insurance policies for settlement of matters related to the original non-standard policies. Management believes the reserves are adequate in relation to expected mortality on this block of in force.

Commissions and amortization of deferred policy acquisition costs decreased 8% in 1996 compared to 1995. The decrease is due to a decrease in commissions expense. Commissions decreased 15% in 1996 compared to 1995. The decrease in commissions was due to the decline in new business production. There is a direct relationship between premium revenues and commission expenses. First year premium production decreased 15% and first year commissions decreased 32% when comparing 1996 to 1995. Amortization of deferred policy acquisition costs decreased 3% in 1996 compared to 1995. Management expects commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

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

Operating expenses increased 9% in 1996 compared to 1995. The primary factor that caused the increase in operating expenses is directly related to increased legal costs and reserves established for litigation. The legal costs are due to the settlement of non-standard insurance policies as was discussed in the review of life benefits. The Company incurred legal costs of $906,000 and $687,000 in 1996 and 1995, respectively in relation to the settlement of the non-standard insurance policies.

Interest expense decreased 11% in 1996 compared to 1995. Since December 31, 1995, notes payable decreased approximately $1,623,000 that has directly attributed to the decrease in interest expense during 1996. Interest expense was also reduced, as a result of the refinancing of the senior debt under which the new interest rate is more favorable. Please refer to Note 10 "Notes Payable" of the Notes to the Consolidated Financial Statements for more information on this matter.

(c)    NET LOSS

The Company had a net loss of $3,032,000 in 1996 compared to a net loss of $1,452,000 in 1995. The net loss in 1996 is attributed to the increase in life benefits net of reinsurance and operating expenses primarily associated with settlement and other related costs of the non-standard life insurance policies.


FINANCIAL CONDITION

(a)  ASSETS

Investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of December 31, 1997, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

The following table summarizes the Company's fixed maturities distribution at December 31, 1997 and 1996 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                                   Fixed Maturities
                 Rating                   % of Portfolio
                                         1997        1996
            Investment Grade
              AAA                         31%          30%
              AA                          14%          13%
              A                           46%          46%
              BBB                          9%          10%
            Below investment grade         0%           1%
                                         100%         100%

Mortgage loans decreased 14% in 1997 as compared to 1996. The Company is not actively seeking new mortgage loans, and the decrease is due to early pay-offs from mortgagee's seeking refinancing at lower interest rates. All mortgage loans held by the Company are first position loans. The Company has $298,227 in mortgage loans, net of a $10,000 reserve allowance, which are in default and in the process of foreclosure, this represents approximately 3% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased slightly in 1997 compared to 1996. Investment real estate holdings represent approximately 3% of the total assets of the Company.
Total   investment real  estate  is  separated  into  three   categories:
Commercial 38%, Residential Development 47% and Foreclosed Properties 15%.

Policy loans decreased 2% in 1997 compared to 1996. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Deferred  policy acquisition costs decreased 8% in 1997 compared  to  1996.
Deferred  policy  acquisition costs, which vary  with,  and  are  primarily related to producing new business, are referred to as ("DAC"). DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy. The Company had $586,000 in policy acquisition costs deferred, $827,000 in interest accretion and $2,829,636 in amortization in 1997. The Company did not recognize any impairment during the period.

Cost of insurance acquired decreased 6% in 1997 compared to 1996. At December 31, 1997, cost of insurance acquired was $18,654,506 and amortization totaled $1,231,988 for the year. When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.


(b)  LIABILITIES

Total   liabilities decreased slightly in 1997 compared to  1996.  However, future policy benefits which represented 85% of total liabilities at December 31, 1997, increased slightly in 1997.

Policy claims and benefits payable decreased 35% in 1997 compared to 1996. There is no single event that caused this item to decrease. Policy claims vary from year to year and therefore, fluctuations in this liability are to be expected and are not considered unusual by management.

Other policyholder funds decreased 12% in 1997 compared to 1996. The decrease can be attributed to a decrease in premium deposit funds. Premium deposit funds are funds deposited by the policyholder with the insurance company to accumulate interest and pay future policy premiums. The change in marketing from traditional insurance products to universal life insurance products is the primary reason for the decrease. Universal life insurance products do not have premium deposit funds. All premiums received from universal life insurance policyholders are credited to the life insurance policy and are reflected in future policy benefits.

Dividend and endowment accumulations increased 8% in 1997 compared to 1996. The increase is attributed to the significant amount of participating business the Company has in force. Over 52% of all dividends paid were put on deposit with the Company to accumulate with interest. Management expects this liability to increase in the future.Income taxes payable and deferred income taxes payable increased 9% in 1997 compared to 1996. The change in deferred income taxes payable is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis accounting. Federal income taxes are discussed in more detail in Note 3 of the Notes to the Consolidated Financial Statements.

Notes payable decreased approximately $758,000 in 1997 compared to 1996. The Company's senior debt has scheduled principal payments of $1,000,000 due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the May 1998 principal payment. In November 1997 FCC borrowed $1,000,000 from UTI to facilitate the prepayment of the May 1998 principal payment due on the senior debt. The subordinated debt provides for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. In June 1997, the Company refinanced a $204,267 subordinated 10-year note as a subordinated
20-year  note  bearing  interest at the  rate  of  8.75%  per  annum.   The
Company's long-term debt is discussed in more detail in Note 10 of the Notes to the Financial Statements.


(c)  SHAREHOLDERS' EQUITY

Total shareholders' equity decreased 6% in 1997 compared to 1996. The decrease in shareholders' equity is primarily due to the net loss of 1,845,062 in 1997. To a lesser extent shareholders' equity decreased due to the reverse stock split. On May 13, 1997, FCC effected a 1 for 400 reverse stock split. Fractional shares received a cash payment on the basis of $.25 for each old share. FCC maintained a significant number of shareholder accounts with less than $100 of market value of stock. The reverse stock split enabled these smaller shareholders to receive cash for their shares without incurring broker costs and will save the Company administrative costs associated with maintaining these small accounts.


LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 5% as of December 31, 1997, and 1996, respectively. Fixed maturities as a percentage of total invested assets were 82% as of December 31, 1997 and 1996.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was ($199,000), $2,914,000 and 720,000 in 1997, 1996 and 1995, respectively. The net cash provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $3,190,000 in 1997, $9,726,000 in 1996 and $9,733,000 in 1995. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was ($2,995,000), $15,808,000 and ($8,063,000), for 1997, 1996 and 1995, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 70%, 81% and 76% of the total cost of investments acquired in 1997, 1996 and 1995, respectively. The net cash provided by investing activities in 1996, is due to the fixed maturities sold in conjunction with the coinsurance agreement with FILIC. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by (used in) financing activities was $2,097,000, ($13,900,000) and $8,108,000 for 1997, 1996 and 1995, respectively. The change between 1997 and 1996 is due to a coinsurance agreement with FILIC as of September 30, 1996. At closing of the transaction, UG received a reinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.

Policyholder contract deposits decreased 20% in 1997 compared to 1996, and decreased 11% in 1996 when compared to 1995. Policyholder contract withdrawals has decreased 6% in 1997 compared to 1996, and decreased 4% in 1996 compared to 1995. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 1997, the Company had a total of $18,242,000 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997, when it increased to 8.5%. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the $1,000,000 May 8,1998, principal payment.

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation,
(CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, except for one $840,000 note, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The aforementioned $840,000 note provides for a lump sum principal payment due June 16, 2002. Principal reductions of $516,500 per year are required on the aforementioned notes.

As of December 31, 1997 the Company has a total $22,148,000 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $18,242,000 of notes payable. FCC services this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG. See note 2 in the notes to the consolidated financial statements for additional information regarding dividends.

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and its earnings received on invested assets and cash balances. At December 31, 1997, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended
December 31, 1997, UG had a statutory gain from operations of $1,779,000. At December 31, 1997, UG's statutory capital and surplus amounted to $10,997,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

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

The NAIC's risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company's regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action. The levels and ratios are as follows:

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

  * Or, 2.5 with negative trend.

At December 31, 1997, each of the insurance subsidiaries has a Ratio that is in excess of 3, which is 300% of the authorized control level; accordingly the insurance subsidiaries meet the RBC requirements.

The Company's insurance subsidiaries operate under the regulatory scrutiny of the respective state insurance department where each company is licensed. The Company is not aware of any current recommendations by these regulatory authorities which, if they were to be implemented, would have a material effect on the Company's liquidity, capital resources or operations.

Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


REGULATORY ENVIRONMENT

The Company's insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states' guaranty fund association. This right of "offset" may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The Company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management's current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company's results.

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to:
(i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the form of any future proposals or regulation. The Company's insurance subsidiaries, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely.

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 of the Notes to the Financial Statements), and payment of dividends (see Note 2 of the Notes to the Financial Statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1997, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. At this writing, negotiations are progressing with a different unrelated party for the change in control of UTI. . Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified. As this trend appears to continue, the recruiting focus of the Company has been on introducing quality individuals to the insurance industry through an extensive internal training program. The Company feels this approach is conducive to the mutual success of our new recruits and the Company as these recruits market our products in a professional, company structured manner.

The NAIC, in conjunction with state regulators, has been reviewing existing insurance laws and regulations. A committee of the NAIC proposed changes in the regulations governing insurance company investments and holding company investments in subsidiaries and affiliates which were adopted by the NAIC as model laws in 1996. The Company does not presently anticipate any material adverse change in its business as a result of these changes.

Legislative and regulatory initiatives regarding changes in the regulation of banks and other financial services businesses and restructuring of the federal income tax system could, if adopted and depending on the form they take, have an adverse impact on the Company by altering the competitive environment for its products. The outcome and timing of any such changes cannot be anticipated at this time, but the Company will continue to monitor developments in order to respond to any opportunities or increased competition that may occur.

The NAIC adopted the Life Illustration Model Regulation. Many states have adopted the regulation effective January 1, 1997. This regulation requires products which contain non-guaranteed elements, such as universal life and interest sensitive life, to comply with certain actuarially established tests. These tests are intended to target future performance and profitability of a product under various scenarios. The regulation does not prevent a company from selling a product that does not meet the various tests. The only implication is the way in which the product is marketed to the consumer. A product that does not pass the tests uses guaranteed assumptions rather than current assumptions in presenting future product performance to the consumer. The Company conducts an ongoing thorough review of its sales and marketing process and continues to emphasize its compliance efforts.

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. This project is not expected to be completed earlier than 1999. Specific recommendations have been set forth in papers issued by the NAIC for industry review. The Company is monitoring the process, but the potential impact of any changes in insurance accounting standards is not yet known.


ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

Under SFAS No. 128, primary EPS computed in accordance with previous opinions is replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders (i.e., net income or loss adjusted for preferred stock dividends) by the weighted-average number of common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities are excluded from the basic EPS calculation. Further, contingently issuable shares are included in basic EPS only if all the necessary conditions for the issuance of such shares have been satisfied by the end of the period.

Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Income available to common stockholders continues to be adjusted for assumed conversion of all potentially dilutive securities using the treasury stock method to calculate the dilutive effect of options and warrants. However, unlike the calculation of fully diluted EPS under previous opinions, a new treasury stock method is applied using the average market price or the ending market price. Further, prior opinion requirement to use the modified treasury stock method when the number of options or warrants outstanding is greater than 20% of the outstanding shares also has been eliminated. SFAS 128 also includes certain shares that are contingently issuable; however, the test for inclusion under the new rules is much more restrictive.

SFAS No. 128 requires companies reporting discontinued operations, extraordinary items, or the cumulative effect of accounting changes are to use income from operations as the control number or benchmark to determine whether potential common shares are dilutive or antidilutive. Only dilutive securities are to be included in the calculation of diluted EPS.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS No. 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS No. 130 entitled Reporting Comprehensive Income and SFAS No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. Both of the above statements are effective for financial statements with fiscal years beginning after December 15, 1997.

SFAS No. 130 defines how to report and display comprehensive income and its components in a full set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

SFAS   No.   132  addresses  disclosure  requirements  for  post-retirement
benefits.   The  statement does not change post-retirement  measurement  or recognition issues.

The Company will adopt both SFAS No. 130 and SFAS No. 132 for the 1998 financial statements. Management does not expect either adoption to have a material impact on the Company's financial statements.

The Company is not aware of any litigation that will have a material adverse effect on the financial position of the Company. In addition, the Company does not believe that the regulatory initiatives currently under consideration by various regulatory agencies will have a material adverse impact on the Company. The Company is not aware of any material pending or threatened regulatory action with respect to the Company or any of its subsidiaries. The Company does not believe that any insurance guaranty fund assessments will be materially different from amounts already provided for in the financial statements.


YEAR 2000 ISSUE

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space by denoting Years using just two digits instead of four digits. Thus, systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable results. This could have a significant effect on the Company's business/financial systems as well as products and services, if not corrected.

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing should be completed by the end of the first quarter of 1998. After testing is completed, periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on the Company operationally or financially.

SUBSEQUENT EVENT

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent, over a three year period of time, Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI. Upon completion of the transaction, Mr. Correll would be the largest shareholder of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the company's business:

1. Prevailing interest rate levels, which may affect the ability of the company to sell its products, the market value of the company's investments and the lapse ratio of the company's policies, notwithstanding product design features intended to enhance persistency of the company's products.

2. Changes in the federal income tax laws and regulations which may affect the relative tax advantages of the company's products.

3.   Changes in the regulation of financial services, including bank  sales
     and    underwriting  of  insurance  products,  which  may  affect  the competitive environment for the company's products.

4.   Other factors affecting the performance of the company, including, but
     not   limited   to,   market   conduct  claims,   insurance   industry
     insolvencies, stock market performance, and investment performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                               Page No.
FIRST COMMONWEALTH CORPORATION AND CONSOLIDATED SUBSIDIARIES
  Independent Auditor's Report for the
    Years ended December 31, 1997, 1996, 1995                     32



  Consolidated Balance Sheets                                     33



  Consolidated Statements of Operations                           34



  Consolidated Statements of Shareholders' Equity                 35



  Consolidated Statements of Cash Flows                           36



  Notes to Consolidated Financial Statements                     37-58



ITEM  9.   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND  FINANCIAL
           DISCLOSURE

None

Independent Auditors' Report



Board of Directors and Shareholders
First Commonwealth Corporation


      We have audited the accompanying consolidated balance sheets of First Commonwealth Corporation (a Virginia corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Corporation and subsidiaries as of December 31, 1997 and 1996, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

     We have also audited Schedule I as of December 31, 1997, and Schedules II, IV and V as of December 31, 1997 and 1996, of First Commonwealth Corporation and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.



                                   KERBER, ECK & BRAECKEL LLP





Springfield, Illinois
March 26, 1998

FIRST COMMONWEALTH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 1997 and 1996

ASSETS

                                                      1997          1996
Investments:
   Fixed maturities at amortized cost
     (market $184,782,568 and $181,815,225)     $ 180,649,040  $ 179,535,861
   Investments held for sale:
   Fixed maturities, at market
     (cost $1,672,298 and $1,984,661)               1,668,630      1,961,166
   Equity securities, at market
       (cost $3,184,357 and $2,086,159)             3,001,744      1,794,405
   Mortgage loans on real estate at
      amortized cost                                9,469,444     11,022,792
Investment real estate, at cost,
      net of accumulated depreciation               9,760,732      9,779,984
     Real estate acquired in satisfaction of deb    1,724,544      1,724,544
       Policy loans                                14,207,189     14,438,120
       Short-term investments                       1,773,531        400,000
                                                  222,254,854    220,656,872

Cash and cash equivalents                          15,704,573     16,801,288
Investment in parent                                  350,000        350,000
Accrued investment income                           3,630,773      3,424,546
Reinsurance receivables:
   Future policy benefits                          37,814,106     38,745,093
   Policy claims and other benefits                 3,529,078      3,856,124
Other accounts and notes receivable                   840,066        894,321
Cost of insurance acquired                         18,654,506     19,886,494
Deferred policy acquisition costs                  16,745,720     18,162,356
Cost in excess of net assets purchased,
   net of accumulated amortization                  9,180,471      9,624,135
Property and equipment,
   net of accumulated depreciation                  3,152,182      2,994,022
Other assets                                          715,862      1,243,873
    Total assets                                $ 332,572,191  $ 336,639,124


         LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
   Future policy benefits                       $ 253,964,709  $ 252,718,388
   Policy claims and benefits payable               2,080,907      3,193,806
   Other policyholder funds                         2,445,469      2,784,967
   Dividend and endowment accumulations            14,679,816     13,647,676
Income taxes payable:
   Current                                             10,555         60,044
   Deferred                                         3,365,692      3,043,775
Notes payable                                      18,241,602     18,999,853
Indebtedness to (from) affiliates, net                 27,150         36,933
Other liabilities                                   2,914,991      5,088,785
    Total liabilities                             297,730,891    299,574,227
Minority interests in consolidated subsidiaries     1,634,877      1,586,246

Shareholders' equity:
Common stock - $1 par value per share.
  Authorized 62,500 shares - 54,560 and
  59,919 shares issued after deducting
  treasury shares of 930 and 931                      54,616          59,919
Additional paid-in capital                         1,877,243      52,406,191
Unrealized depreciation of investments
  held for sale                                     (198,630)       (305,715)
Accumulated deficit                              (18,526,806)    (16,681,744)
    Total shareholders' equity                    33,206,423      35,478,651
    Total liabilities and
     shareholders' equity                      $ 332,572,191   $ 336,639,124

                              See accompanying notes

FIRST COMMONWEALTH  CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 1997
                                     1997              1996            1995

Revenues:
Premiums and policy fees       $  33,373,950    $  35,891,609   $ 38,481,638
Reinsurance premiums and
 policy fees                      (4,734,705)      (4,947,151)    (5,383,102)
Net investment income             14,878,336       15,909,226     15,499,751
Realized investment gains
 and (losses), net                  (268,982)        (411,053)      (348,582)
Other income                         105,679           95,400        115,469
                                  43,354,278       46,538,031     48,365,174

Benefits and other expenses:
 Benefits, claims and settlement
  expenses:
    Life                          25,021,845       30,800,404     28,094,061
    Reinsurance benefits
     and claims                   (2,078,982)      (2,283,956)    (2,849,806)
    Annuity                        1,543,258        1,826,600      1,762,584
    Dividends to policyholders     3,929,073        4,100,552      4,217,176
 Commissions and amortization
  of deferred policy
   acquisition costs               4,308,365        4,992,885      5,440,653
Amortization of cost of
 insurance acquired                1,231,988        1,703,400      1,944,798
Operating expenses                 9,265,181       11,631,839     10,672,996
Interest expense                   1,612,438        1,700,823      1,971,360
                                  44,833,166       54,472,547     51,199,822

Loss before income taxes, minority
  interest and equity in loss of
   investees                      (1,478,888)      (7,934,516)    (2,834,648)
Income tax credit (expense)         (321,955)       4,961,506      1,435,824
Minority interest in gain
  of consolidated subsidiaries       (44,219)         (58,639)       (52,814)
Net loss                        $ (1,845,062)    $ (3,031,649)  $ (1,451,638)

Net loss per
 common share                   $     (32.65)    $     (50.60)  $     (24.00)

Average common
 shares outstanding                   56,512           59,919         60,495

                             See accompanying notes

FIRST  COMMONWEALTH  CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 1997

                                      1997          1996              1995

Common stock
  Balance, beginning of year      $     59,919  $     59,919    $     60,850
    Issued during year                       0             0               0
  Stock retired from purchase
   of fractional shares of
    reverse stock split                 (5,303)            0               0
  Treasury stock acquired
   through liquidation
    of Commonwealth
    Industries Corporation                   0             0            (931)
  Balance, end of year            $     54,616  $     59,919    $     59,919


Additional paid-in capital
  Balance, beginning of year      $ 52,406,191  $ 52,406,191    $ 55,867,760
  Issued during year                         0             0               0
  Stock retired from purchase of
   fractional shares of reverse
   stock split                        (528,948)            0               0
  Treasury stock acquired through
   liquidation of Commonwealth
   Industries Corporation                    0             0      (3,461,569)
  Balance, end of year            $ 51,877,243  $ 52,406,191    $ 52,406,191

Unrealized appreciation (depreciation)
  of investments held for sale
  Balance, beginning of year      $   (305,715) $   (131,215)   $   (423,916)
  Change during year                   107,085      (174,500)        292,701
  Balance, end of year            $   (198,630) $   (305,715)   $   (131,215)

Accumulated deficit
  Balance, beginning of year      $(16,681,744) $(13,650,095)   $(12,198,457)
  Net loss                          (1,845,062)   (3,031,649)     (1,451,638)
  Balance, end of year            $(18,526,806) $(16,681,744)   $(13,650,095)
Total shareholders' equity,
 end of year                      $ 33,206,423  $ 35,478,651    $ 38,684,800

                             See accompanying notes

FIRST  COMMONWEALTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997

                                      1997           1996           1995
Increase (decrease) in cash and
  cash equivalents
Cash flows from operating
  activities:
 Net loss                      $   (1,845,062)  $  (3,031,649)  $  (1,451,638)
   Adjustments to reconcile net
    loss to net cash provided by (used in)
    operating activities net of changes
    in assets and liabilities resulting
    from the sales  and purchases of
    subsidiaries:
   Amortization/accretion of
    fixed maturities                  610,668         829,326         866,658
   Realized investment (gains)
    losses, net                       268,982         411,053         348,582
   Policy acquisition costs deferred (586,000)     (1,276,000)     (2,370,000)
   Amortization of deferred policy
    acquisition costs               2,002,636       2,155,372       2,100,748
   Amortization of cost of
    insurance acquired              1,231,988       1,703,400       1,944,798
   Amortization of costs in excess of
    net assets purchased              443,664         447,035         691,307
   Depreciation                       468,831         514,507         531,364
   Minority interest                   44,219          58,639          52,814
   Change in accrued
    investment income                (206,227)        195,821        (173,350)
   Change in reinsurance
    receivables                     1,258,033          83,742        (482,226)
   Change in policy liabilities
    and accruals                      812,862       7,444,348       4,954,300
   Charges for mortality and
    administration of universal
    life and annuity products     (10,588,874)    (10,239,476)     (9,757,354)
   Interest credited to account
    balances                        7,212,406       7,075,921       6,644,282
   Change in income taxes payable     272,428      (4,974,013)     (1,460,367)
   Change in indebtedness (to)
    from affiliates, net               (9,783)        199,321          21,528
   Change in other assets and
    liabilities, net               (1,590,001)      1,316,629      (1,741,560)
Net cash provided by (used in)
   operating activities              (199,230)      2,913,976         719,886

Cash flows from investing activities:
 Proceeds from investments sold
   and matured:
  Fixed maturities held for
   sale matured                       290,660       1,219,036         619,612
  Fixed maturities sold                     0      18,736,612               0
  Fixed maturities matured         21,488,265      20,721,482      16,265,140
  Equity securities                    76,302           8,990         104,260
  Mortgage loans                    1,794,518       3,364,427       2,252,423
  Real estate                       1,136,995       3,219,851       1,768,254
  Policy loans                      4,785,222       3,937,471       4,110,744
  Short-term                          400,000         825,000          25,000
 Total proceeds from investments
   sold and matured                29,971,962      52,032,869      25,145,433
 Cost of investments acquired:
  Fixed maturities                (23,220,172)    (29,365,111)    (25,112,358)
  Equity securities                (1,248,738)              0      (1,000,000)
  Mortgage loans                     (245,234)       (503,113)       (322,129)
  Real estate                      (1,444,980)       (813,331)     (1,902,609)
  Policy loans                     (4,554,291)     (4,329,124)     (4,713,471)
  Short-term                       (1,721,671)       (830,983)       (100,000)
 Total cost of investments
   acquired                       (32,435,086)    (35,841,662)    (33,150,567)
 Purchase of property
   and equipment                     (531,528)       (383,411)        (57,625)
Net cash provided by (used in)
 investing activities              (2,994,652)     15,807,796      (8,062,759)

Cash flows from financing activities:
  Policyholder contract deposits   17,905,246      22,245,369      25,021,983
  Policyholder contract
   withdrawals                    (14,515,576)    (15,433,644)    (16,008,462)
  Net cash transferred from
   coinsurance ceded                        0     (19,088,371)              0
  Proceeds from notes payable       1,000,000       9,300,000         300,000
  Payments of principal on notes
   payable                         (1,758,252)    (10,923,475)     (1,205,861)
  Payment for fractional shares
   from reverse stock split          (534,251)              0               0
Net cash provided by (used in)
 financing activities               2,097,167     (13,900,121)      8,107,660

Net increase (decrease) in cash
 and cash equivalents              (1,096,715)      4,821,651         764,787
Cash and cash equivalents at
 beginning of year                 16,801,288      11,979,637      11,214,850
Cash and cash equivalents at
 end of year                    $  15,704,573   $  16,801,288   $  11,979,637

                                See accompanying notes

FIRST COMMONWEALTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      ORGANIZATION  -  At  December 31, 1997,  the  parent,   significant
        majority-owned subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

        United Trust, Inc. ("UTI") is the ultimate controlling company. UTI owns 53% of United Trust Group ("UTG") and 41% of United Income, Inc. ("UII"). UII owns 47% of UTG. UTG owns 79% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 84% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

The   Company's significant accounting policies consistently applied in the
preparation  of  the  accompanying consolidated financial  statements   are
summarized as follows.


B. NATURE OF OPERATIONS - First Commonwealth Corporation is an insurance holding company, which sells insurance products through its insurance subsidiaries. The Company's principal market is the midwestern United States. The primary focus of the Company has been the servicing of existing insurance business in force, the solicitation of new life insurance products and the acquisition of other companies in similar lines of business.

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

     Real estate - Investment real estate at cost, less allowances for depreciation and, as appropriate, provisions for possible losses. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on investment real estate was $539,366 and $442,373 as of December 31, 1997 and 1996,
     respectively.

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

     The following table summarizes deferred policy acquisition costs and related data for the years shown.

                                        1997         1996          1995
    Deferred, beginning of year    $ 18,162,356  $ 19,041,728  $ 18,772,476

    Acquisition costs deferred:
      Commissions                       312,000       845,000     1,838,000
      Other expenses                    274,000       431,000       532,000
      Total                             586,000     1,276,000     2,370,000

      Interest accretion                827,000       854,000       817,000
      Amortization charged to income (2,829,636)   (3,009,372)   (2,917,748)
      Net amortization               (2,002,636)   (2,155,372)   (2,100,748)

      Change for the year            (1,416,636)     (879,372)      269,252

    Deferred, end of year          $ 16,745,720  $ 18,162,356  $ 19,041,728

     The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs.


                                       1997         1996          1995
     Net amortization of deferred
      policy acquisition costs    $  2,002,636  $  2,155,372  $  2,100,748
     Commissions                     2,305,729     2,837,513     3,339,905
      Total                       $  4,308,365  $  4,992,885  $  5,440,653

     Estimated   net  amortization expense of deferred  policy  acquisition costs for the next five years is as follows:

                                  Interest                       Net
                                 Accretion   Amortization   Amortization
     1998                       $  764,000   $  2,465,000   $  1,701,000
     1999                          692,000      2,211,000      1,519,000
     2000                          626,000      1,982,000      1,356,000
     2001                          568,000      1,784,000      1,216,000
     2002                          514,000      1,606,000      1,092,000


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


                                    1997          1996           1995
Cost of insurance acquired,
 beginning of year             $ 19,886,494  $ 27,964,733  $ 29,909,531
   Interest accretion             1,630,058     2,694,172     2,825,066
   Amortization                  (2,862,046)   (4,397,572)   (4,769,864)
   Net amortization              (1,231,988)   (1,703,400)   (1,944,798)
   Balance attributable to
    coinsurance agreement                 0    (6,374,839)            0
Cost of insurance acquired,
 end of year                   $ 18,654,506  $ 19,886,494  $ 27,964,733

     Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                            Interest                           Net
                            Accretion     Amortization    Amortization
1998                     $  1,556,000     $  2,582,000    $  1,026,000
1999                        1,495,000        2,438,000         943,000
2000                        1,435,000        2,429,000         994,000
2001                        1,363,000        2,405,000       1,042,000
2002                        1,279,000        2,237,000         958,000


J. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Costs in excess of net assets purchased are amortized on the straight-line basis over a 40-year period. Management continually reviews the value of goodwill based on estimates of future earnings. As part of this review, management determines whether goodwill is fully recoverable from
     projected              undiscounted  net  cash  flows  from   earnings
     of the subsidiaries over the remaining amortization period. If management were to determine that changes in such projected cash
     flows    no    longer    supported                                 the
     recoverability of goodwill over the remaining amortization period, the carrying value of goodwill would be reduced with a corresponding charge to expense or by shortening the amortization period (no such changes have occurred). Accumulated amortization of cost in excess of net assets purchased was $5,971,978 and $5,528,314 as of December 31, 1997 and 1996, respectively.

K. PROPERTY AND EQUIPMENT - Company- occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $5,167,938 and $4,796,100 at
     December 31, 1997 and 1996, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $371,838 and $418,449 for the years ended December 31, 1997 and 1996, respectively.

L. FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries'
     experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

     Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 5.0% to 6.0% in 1997, 1996 and 1995.

M. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

N. PARTICIPATING INSURANCE - Participating business represents 29% and 30% of the ordinary life insurance in force at December 31, 1997 and 1996, respectively. Premium income from participating business represents 50%, 52%, and 55% of total premiums for the years ended December 31, 1997, 1996 and 1995, respectively. The amount of dividends  to  be  paid  is  determined  annually  by  the  respective insurance subsidiary's Board of Directors. Earnings allocable to participating policyholders are based on legal requirements which vary by state.

O. INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

P.   BUSINESS  SEGMENTS  -  The  companies  operate  principally   in   the
     individual life insurance business.

Q. EARNINGS PER SHARE - Earnings per share are based on the weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits. In accordance with Statement of Financial Accounting Standards No. 128, the computation of diluted earnings per share is not shown since the Company has a loss from continuing operations in each period presented, and any assumed conversion, exercise, or contingent issuance of securities would have an antidilutive effect on earnings per share.

R. CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less as cash equivalents.

S.   RECLASSIFICATIONS   -   Certain  prior  year   amounts    have    been
     reclassified to conform with the 1996 presentation. Such reclassifications had no effect on previously reported net loss, total assets, or shareholders' equity.

T. REINSURANCE - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

     Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. Reinsurance receivables is recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.


2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1997, substantially all of consolidated shareholders' equity represents net assets of FCC's subsidiaries. The payment of cash dividends to shareholders by FCC s not legally restricted. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended
December 31, 1997, UG had a statutory gain from operations of $1,779,246. At December 31, 1997, UG's statutory capital and surplus amounted to $10,997,365. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

3.  INCOME TAXES

Until 1984, the insurance companies were taxed under the provisions of the Life Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal Responsibility Act of 1982. These laws were superseded by the Deficit Reduction Act of 1984. All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Under the provision of the pre-1984 life insurance company income tax regulations, a portion of "gain from operations" of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as "policyholders' surplus account". Federal income taxes will become payable on this account at the then current tax rate when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income maintained in the "shareholders surplus account".

The following table summarizes the companies with this situation and the maximum amount of income which has not been taxed in each.


                 Company             Shareholders'      Untaxed
                                        Surplus         Balance
                   ABE              $  5,237,958    $   1,149,693
                   APPL                5,417,825        1,525,367
                   UG                 27,760,313        4,363,821
                   USA                         0                0

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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:

                                    1997      1996       1995
Current tax expense (credit)   $         38  $   (152,812) $     (1,324)
Deferred tax expense (credit)       321,917    (4,808,694)   (1,434,500)
                               $    321,955  $ (4,961,506) $ (1,435,824)

The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                                         UG             FCC
                      2004          $         0     $   163,334
                      2005                    0         138,765
                      2006            2,400,574          33,345
                      2007              782,452         676,067
                      2008              939,977           4,595
                      2009                    0         168,800
                      2010                    0          19,112
                      2012            2,970,692               0
                      TOTAL         $ 7,093,695     $ 1,204,018

The  Company  has  established a deferred tax asset of $2,904,200  for  its
operating   loss  carryforwards  and  has  established  an   allowance   of
$2,904,200.

The provision or (credit) for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 35% to the loss before taxes as a result of the following differences:

                                      199719961995
    Tax computed at statutory rate    $  (517,611) $ (2,777,081) $   (992,127)
    Changes in taxes due to:
     Cost in excess of net
      assets purchased                    155,282       156,462       154,435
     Current year loss for which
      no benefit realized               1,039,742             0             0
     Benefit of prior losses             (324,705)   (2,393,300)     (599,113)
     Other(30,753)52,413981
    Income tax expense (credit)       $   321,955  $ (4,961,506) $ (1,435,824)


The following table summarizes the major components which comprise the deferred tax liability as reflected in the balance sheets:

                                               1997     1996
        Investments                        $  (340,479)   $  (355,325)
        Deferred policy acquisition
          costs                              5,861,002      6,356,825
        Cost of insurance acquired           6,529,077      6,960,273
        Agent balances                         (23,954)       (65,609)
        Property and equipment                (104,071)       (21,463)
        Due premiums                        (1,082,960)    (1,175,166)
        Discount of notes                      896,113        922,766
        Future policy benefits              (5,143,733)    (6,074,568)
        Other liabilities                   (1,045,816)    (1,587,422)
        Federal tax DAC                     (2,179,487)    (1,916,536)
        Deferred tax liability             $ 3,365,692    $ 3,043,775

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A.NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

          December 31,
199719961995
  Fixed maturities and fixed maturities
    held for sale                  $ 12,736,865  $ 13,396,431  $ 13,292,552
  Equity securities                      87,211        88,661        52,445
  Mortgage loans                        802,123     1,047,461     1,257,189
  Real estate                           745,502       794,844       975,080
  Policy loans                          976,064     1,121,538     1,041,900
  Short-term investments                 70,624        18,399        21,295
  Other                                 658,008       664,795       620,728
  Total consolidated
   investment income                 16,076,397    17,132,129    17,261,189
  Investment expenses                (1,198,061)   (1,222,903)   (1,761,438)
  Consolidated net
   investment income               $ 14,878,336  $ 15,909,226  $ 15,499,751


At December 31, 1997, the Company had a total of $5,797,000 of investments, comprised of $3,848,000 in real estate and $1,949,000 in equity securities, which did not produce income during 1997.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

                                              Carrying Value
                                               1997     1996
Investments held for sale:
Fixed maturities                          $   1,668,630   $   1,961,166
Equity securities                             3,001,744       1,794,405
Fixed maturities:
U.S. Government, government
  agencies and authorities                   28,032,927      28,301,386
State, municipalities and
   political subdivisions                    22,739,944      14,387,883
Collateralized mortgage obligations          11,093,926      13,246,781
Public utilities                             47,971,152      51,794,312
All other corporate bonds                    70,811,091      71,805,499
                                          $ 185,319,414   $ 183,291,432


By insurance statute, the majority of the Company's investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so called "junk bonds" or derivative investments.

Below investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. Debt securities classified as below investment grade are those that receive a Standard & Poor's rating of BB or below.

The   following  table  summarizes by category securities  held  that   are
below investment grade at amortized cost:

           Below Investment
           Grade Investments             1997        1996          1995
       State, Municipalities and
        political Subdivisions      $        0  $    10,042    $        0
       Public Utilities                 80,497      117,609       116,879
       Corporate                       656,784      813,717       819,010
       Total                        $  737,281  $   941,368    $  935,889

B.INVESTMENT SECURITIES

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

                              Cost or       Gross       Gross      Estimated
                             Amortized    Unrealized  Unrealized     Market
1997                           Cost         Gains       Losses       Value

Investments Held for Sale:
 U.S. Government and govt.
  agencies and authorities  $  1,448,202 $         0 $   (5,645) $  1,442,557
 States, municipalities and
  political subdivisions          35,000         485          0        35,485
 Collateralized mortgage
  obligations                          0           0          0             0
 Public utilities                 80,169         328          0        80,497
 All other corporate bonds       108,927       1,164          0       110,091
                               1,672,298       1,977     (5,645)    1,668,630
 Equity securities             3,184,357     176,508   (359,121)    3,001,744
 Total                      $  4,856,655 $   178,485 $ (364,766) $  4,670,374

Held to Maturity Securities:
 U.S. Government and govt.
  agencies  and authorities $ 28,032,927 $   641,814 $  (51,771) $ 28,622,970
 States, municipalities and
  political subdivisions      22,739,944     711,548     (1,891)   23,449,601
 Collateralized mortgage
    obligations               11,093,926     210,435    (96,714)   11,207,647
 Public utilities             47,971,152   1,251,180    (80,795)   49,141,537
 All other corporate bonds    70,811,091   1,649,940   (100,218)   72,360,813
 Total                      $180,649,040 $ 4,464,917 $ (331,389) $184,782,568

                              Cost or       Gross       Gross      Estimated
                             Amortized    Unrealized  Unrealized     Market
1996                           Cost         Gains       Losses       Value

Investments Held for Sale:
 U.S. Government and govt.
  agencies and authorities  $  1,461,067 $         0 $   (17,458) $  1,443,609
 States, municipalities and
  political subdivisions         145,199         665      (6,397)      139,467
 Collateralized mortgage
  obligations                          0           0           0             0
 Public utilities                119,970         363        (675)      119,658
 All other corporate bonds       258,425       4,222      (4,215)      258,432
                               1,984,661       5,250     (28,745)    1,961,166
 Equity securities             3,184,357     176,508    (359,121)    3,001,744
 Total                      $  2,086,159 $    37,000 $  (328,754) $  1,794,405

Held to Maturity Securities:
 U.S. Government and govt.
  agencies  and authorities $ 28,301,386 $   674,768 $  (136,411) $ 28,839,743
 States, municipalities and
  political subdivisions      14,387,883     352,534     (28,084)   14,712,333
 Collateralized mortgage
    obligations               13,246,781     175,163    (157,799)   13,264,145
 Public utilities             51,794,312     912,535    (381,285)   52,325,562
 All other corporate bonds    71,805,499   1,316,380    (448,437)   72,673,442
 Total                      $179,535,861 $ 3,431,380 $(1,152,016) $181,815,225



The  amortized  cost  of  debt  securities  at  December  31,  1997,   by
contractual  maturity, are shown below.  Expected maturities will  differ from  contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                      Estimated
    Fixed Maturities Held for Sale       Amortized      Market
          December 31, 1997                Cost         Value

  Due in one year or less                  $    83,927  $    84,952
  Due after one year through five years      1,533,202    1,528,211
  Due after five years through ten years        55,169       55,467
  Due after ten years                                0            0
  Collateralized mortgage obligations                0            0
  Total                                    $ 1,672,298  $ 1,668,630



                                                            Estimated
    Fixed Maturities Held to Maturity        Amortized        Market
          December 31, 1997                     Cost          Value

  Due in one year or less                  $  15,014,861  $  15,003,728
  Due after one year through five years      118,783,635    120,857,201
  Due after five years through ten years      30,251,281     31,726,265
  Due after ten years                          5,505,337      5,987,726
  Collateralized mortgage obligations         11,093,926     11,207,648
  Total                                    $ 180,649,040  $ 184,782,568


An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1997, 1996 and 1995 is as follows:


                                 Cost or     Gross      Gross     Proceeds
                                Amortized   Realized   Realized     from
Year ended December 31, 1997      Cost        Gains     Losses      Sale

Scheduled principal repayments,
 calls and tenders:
   Held for sale              $   299,390 $     931   $  (9,661) $   290,660
   Held to maturity            21,457,436    31,551        (722)  21,488,265
Sales:
   Held for sale                        0         0           0            0
   Held to maturity                     0         0           0            0
Total                         $21,756,826 $  32,482   $ (10,383) $21,778,925



                                 Cost or     Gross      Gross     Proceeds
                                Amortized   Realized   Realized     from
Year ended December 31, 1996      Cost        Gains     Losses      Sale

Scheduled principal repayments,
 calls and tenders:
   Held for sale              $   699,361 $   6,035  $     (813) $   704,583
   Held to maturity            20,845,333    13,469    (137,320)  20,721,482
Sales:
   Held for sale                  517,111         0      (2,658)     514,453
   Held to maturity            18,735,848    81,283     (80,519)  18,736,612
   Total                      $40,797,653 $ 100,787  $ (221,310) $40,677,130



                                 Cost or     Gross      Gross     Proceeds
                                Amortized   Realized   Realized     from
Year ended December 31, 1995      Cost        Gains     Losses      Sale

Scheduled principal repayments,
 calls and tenders:
   Held for sale              $   621,461 $       0  $   (1,849) $   619,612
   Held to maturity            16,383,691   107,442    (225,993)  16,265,140
Sales:
   Held for sale                        0         0           0            0
   Held to maturity                     0         0           0            0
   Total                      $17,005,152 $ 107,442  $ (227,842) $16,884,752



C.INVESTMENTS ON DEPOSIT - At December 31, 1997, investments carried at approximately $17,801,000 were on deposit with various state insurance departments.


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

(c)  Mortgage loans on real estate

The fair values of mortgage loans are estimated using discounted cash flow analyses and interest rates being offered for similar loans to borrowers with similar credit ratings.

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

(f)  Short-term investments

For short-term instruments, the carrying amount is a reasonable estimate of
fair  value.   Short-term  instruments represent United  States  Government
Treasury  Bills  and certificates of deposit with various  banks  that  are protected under FDIC.

(g)  Notes and accounts receivable and uncollected premiums

The Company holds a $840,066 note receivable for which the determination of fair  value  is  estimated by discounting the future cash flows  using  the current  rates  at  which  similar loans would be made  to  borrowers  with
similar  credit  ratings and for the same remaining  maturities.   Accounts
receivable  and  uncollected  premiums  are  primarily  insurance  contract
related   receivables  which  are  determined  based  upon  the  underlying insurance liabilities and added reinsurance amounts, and thus are  excluded for the purpose of fair value disclosure by paragraph 8(c) of SFAS 107.

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


                                   1997                      1996
                                       Estimated                  Estimated
                           Carrying      Fair        Carrying        Fair
ASSETS                      Amount       Value        Amount         Value

Fixed maturities      $ 180,649,040 $ 184,782,568 $ 179,535,861 $ 181,815,225
Fixed maturities
  held for sale           1,668,630     1,668,630     1,961,166     1,961,166
Equity securities         3,001,744     3,001,744     1,794,405     1,794,405
Mortgage loans on
  real estate             9,469,444     9,837,530    11,022,792    11,022,792
Policy loans             14,207,189    14,207,189    14,438,120    14,438,120
Short-term investments    1,773,531     1,773,531       400,000       400,000
Investment in real estate 9,760,732     9,760,732     9,779,984     9,779,984
Real estate acquired in
satisfaction of debt      1,724,544     1,724,544     1,724,544     1,724,544
Notes receivable            840,066       784,831       840,066       783,310

LIABILITIES
Notes payable            18,241,601    17,754,529    18,999,853    18,999,853


6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which has not yet been completed, will likely change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $10,997,365 and $10,226,566 at December 31, 1997 and 1996, respectively. The Company's insurance subsidiaries reported combined statutory gain from operations (exclusive of intercompany dividends) was $3,978,000, $10,692,000 and $4,076,000 for
1997, 1996 and 1995, respectively.


7.  REINSURANCE

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The Company assumes risks from, and reinsures certain parts of its risks with other insurers under yearly renewable term and coinsurance agreements that are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments.

While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, the Company generally will not carry more than $125,000 individual life insurance on a single risk.

The Company has reinsured approximately $1.022 billion, $1.109 billion and $1.088 billion in face amount of life insurance risks with other insurers for 1997, 1996 and 1995, respectively. Reinsurance receivables for future policy benefits were $37,814,106 and $38,745,093 at December 31, 1997 and 1996, respectively, for estimated recoveries under reinsurance treaties. Should any reinsurer be unable to meet its obligation at the time of a claim, obligation to pay such claim would remain with the Company.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1997.

The  Company  does not have any short-duration reinsurance contracts.   The
effect of the Company's long-duration reinsurance contracts on premiums earned in 1997, 1996 and 1995 was as follows:

                                  Shown in thousands
                             1997         1996         1995
                           Premiums     Premiums     Premiums
                            Earned       Earned       Earned

     Direct               $  33,374   $  35,891     $  38,482
     Assumed                      0           0             0
     Ceded                   (4,735)     (4,947)       (5,383)
     Net premiums         $  28,639   $  30,944     $  33,099


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

Under the insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer's financial strength. Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

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


9.  RELATED PARTY TRANSACTIONS

The employees of the Company have extensive experience and expertise in acquiring, managing and operating corporations and other business entities engaged in the general life insurance business as well as other financial and investment companies. None of the Company's subsidiaries has employees of their own. On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements whereby FCC provides management services. FCC received net management fees of $9,893,321, $9,927,000 and $10,464,000 under these arrangements in 1997, 1996 and 1995, respectively. UG paid $8,660,481, $9,626,559 and $10,164,000 to FCC in 1997, 1996 and 1995,
respectively.

In addition, UII has a service agreement with USA which states that USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above.

USA paid $989,295, $1,567,891 and $2,015,325 under their agreement with UII for 1997, 1996 and 1995, respectively. UII paid $593,577, $940,734 and
$1,209,195 under their agreement with UTI for 1997, 1996 and 1995, respectively.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles.

On July 31,1997, the Company entered into employment agreements with eight individuals, all officers or employees of the Company. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing the Company a stable management environment and positioning for future growth


10.   NOTES PAYABLE

At  December 31, 1997 and 1996, the Company has $18,241,601 and $18,999,853
in long term debt outstanding, respectively. The debt is comprised of the following components:

                                   1997            1996
Senior debt                  $  6,900,000      $  8,400,000
Subordinated 10 yr. notes       4,906,775         5,369,293
Subordinated 20 yr. notes       4,034,827         3,830,560
Other notes payable             2,400,000         1,400,000
                             $ 18,241,602      $ 18,999,853

A.  Senior debt

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at December 31, 1997 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the May 1998 principal payment.

The credit agreement contains certain covenants with which the Company must comply. These covenants contain provisions common to a loan of this type and include such items as; a minimum consolidated net worth of FCC to be no less than 400% of the outstanding balance of the debt; Statutory capital and surplus of Universal Guaranty Life Insurance Company be maintained at no less than $6,500,000; an earnings covenant requiring the sum of the pre tax earnings of Universal Guaranty Life Insurance Company and its subsidiaries (based on Statutory Accounting Practices) and the after-tax earnings plus non-cash charges of FCC (based on parent only GAAP practices) shall not be less than two hundred percent (200%) of the Company's interest expense on all of its debt service. The Company is in compliance with all of the covenants of the agreement.

B.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation,
(CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes, provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. In June 1997, the Company refinanced a $204,267 subordinated 10-year note as a subordinated 20-year note bearing interest at the rate of 8.75% per annum. The repayment terms of the refinanced note are the same as the original subordinated 20 year notes. The original 20 year notes bear interest at the rate of 8 1/2% per annum on $3,529,865 and 8.75% per annum on $504,962 (of which the $204,267 note refinanced in the current year is included), payable semi-annually with a lump sum principal payment due June 16, 2012.

C.  Other notes payable

United Income, Inc. ("UII") and First Fidelity Mortgage Company through an assignment from United Trust, Inc. (UTI) owned a participating interest of $700,000 and $300,000 respectively of the senior debt. At the date of the refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII and $250,000 from UTI to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

In November 1997 FCC borrowed $1,000,000 from UTI to facilitate the prepayment of the May 1998 principal payment due on the senior debt. . The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on November 8, 2006.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                  Year                 Amount
                  1998             $    516,504
                  1999                1,916,504
                  2000                1,516,504
                  2001                1,516,504
                  2002                3,840,758


11.  DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of December 31, 1997 no options were exercised. At December 31, 1997 and 1996, the Company held a liability of $1,376,384 and $1,267,598, respectively, relating to this plan. At December 31, 1997, UTI common stock had a bid price of $8.00 and an ask price of $9.00 per share. The following information applies to deferred compensation plan stock options outstanding at December 31, 1997:

  Number outstanding                      105,000
  Exercise price                           $17.50
  Remaining contractual life              3 years


12.  REVERSE STOCK SPLIT OF FCC

On May 13, 1997, FCC effected a 1 for 400 reverse stock split. Fractional shares received a cash payment on the basis of $.25 for each old share. FCC maintained a significant number of shareholder accounts with less than $100 of market value of stock. The reverse stock split enabled these smaller shareholders to receive cash for their shares without incurring broker costs and will save the Company administrative costs associated with maintaining these small accounts.

13.  OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $1,595,699, $1,657,246, and $1,887,170 in interest expense for the years 1996, 1995 and 1994, respectively. The Company paid $49,520, $12,149, and $25,821 in federal income tax for the years 1997, 1996 and 1995 respectively.

One of the Company's insurance subsidiaries ("UG") entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of September 30, 1996. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000. To provide the cash required to be transferred under the agreement, the Company sold $18,737,000 of fixed maturity investments.


14.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


15.   NEW ACCOUNTING STANDARDS


The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) No. 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS No. 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S. standard for computing EPS more compatible with the EPS standards of other countries.

Under SFAS No. 128, primary EPS computed in accordance with previous opinions is replaced with a simpler calculation called basic EPS. Basic EPS is calculated by dividing income available to common stockholders (i.e., net income or loss adjusted for preferred stock dividends) by the weighted-average number of common shares outstanding. Thus, in the most significant change in current practice, options, warrants, and convertible securities are excluded from the basic EPS calculation. Further, contingently issuable shares are included in basic EPS only if all the necessary conditions for the issuance of such shares have been satisfied by the end of the period.

Fully diluted EPS has not changed significantly but has been renamed diluted EPS. Income available to common stockholders continues to be adjusted for assumed conversion of all potentially dilutive securities using the treasury stock method to calculate the dilutive effect of options and warrants. However, unlike the calculation of fully diluted EPS under previous opinions, a new treasury stock method is applied using the average market price or the ending market price. Further, prior opinion requirement to use the modified treasury stock method when the number of options or warrants outstanding is greater than 20% of the outstanding shares also has been eliminated. SFAS 128 also includes certain shares that are contingently issuable; however, the test for inclusion under the new rules is much more restrictive.

SFAS No. 128 requires companies reporting discontinued operations, extraordinary items, or the cumulative effect of accounting changes are to use income from operations as the control number or benchmark to determine whether potential common shares are dilutive or antidilutive. Only dilutive securities are to be included in the calculation of diluted EPS.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS No. 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS No. 130 entitled Reporting Comprehensive Income and SFAS No. 132 Employers' Disclosures about Pensions and Other Postretirement Benefits. Both of the above statements are effective for financial statements with fiscal years beginning after December 15, 1997.

SFAS No. 130 defines how to report and display comprehensive income and its components in a full set of financial statements. The purpose of reporting comprehensive income is to report a measure of all changes in equity of an enterprise that result from recognized transactions and other economic events of the period other than transactions with owners in their capacity as owners.

SFAS   No.   132  addresses  disclosure  requirements  for  post-retirement
benefits.   The  statement does not change post-retirement  measurement  or recognition issues.

The Company will adopt both SFAS No. 130 and SFAS No. 132 for the 1998 financial statements. Management does not expect either adoption to have a material impact on the Company's financial statements.


16.  PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent, over a three year period of time, Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


17.  PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                 1997
                               1st          2nd          3rd          4th

Premium income and other
  considerations, net     $  7,926,386 $  7,808,782 $  6,639,394 $  6,264,683
Net investment income        3,859,617    3,839,187    3,689,445    3,490,087
Total revenues              11,782,828   11,687,571   10,219,574    9,664,305
Policy benefits including
 dividends                   7,942,359    7,360,575    6,742,317    6,369,943
Commissions and
 amortization of DAC         1,610,729      995,540    1,528,216    1,405,868
Operating expenses           2,556,656    2,747,749    2,432,709    1,528,067
Operating loss                (732,231)     183,417     (887,921)     (42,153)
Net income (loss)             (193,275)    (202,275)    (762,374)    (687,138)
Net income (loss) per share      (3.23)       (3.54)      (13.97)      (11.91)


                                                  1996
                                 1st          2nd          3rd          4th
Premium income and other
 considerations, net      $  8,481,511 $  8,514,175 $  7,348,199 $  6,600,573
Net investment income        3,982,268    3,919,715    4,000,172    4,007,071
Total revenues              12,554,619   12,178,359   11,329,201   10,475,852
Policy benefits including
 dividends                   7,141,235    7,805,748    8,786,608   10,710,009
Commissions and
 amortization of DAC         1,942,777    1,482,101    1,263,969    2,007,438
Operating expenses           3,281,560    2,719,974    3,326,744    2,303,561
Operating loss                (250,496)    (252,231)  (2,473,828)  (4,957,961)
Net income(loss)               329,576     (122,482)  (2,162,608)  (1,076,135)
Net income (loss) per share       5.50        (2.01)      (36.09)      (18.00)


                                                 1995
                                1st           2nd         3rd          4th
Premium income and other
 considerations, net      $  9,445,222 $  8,765,804 $  7,868,803 $  7,018,707
Net investment income        3,868,022    3,871,973    3,746,400    4,013,356
Total revenues              13,393,826   12,589,288   11,555,186   10,826,874
Policy benefits including
 dividends                   8,227,705    8,940,389    7,014,070    7,041,851
Commissions and
 amortization of DAC         2,243,591    2,601,769    1,845,751      694,340
Operating expenses           3,001,897    2,296,482    2,025,224    3,349,393
Operating income (loss)       (570,700)  (1,722,716)     193,517     (734,749)
Net income (loss)              124,352   (1,544,567)   1,186,214   (1,217,637)
Net income (loss) per share       2.04       (25.38)       19.35       (20.01)

                                       58

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS


In accordance with the laws of Virginia and the Certificate of Incorporation and Bylaws of the Company, as amended, the Company is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 1997, the Board met five times. All directors attended at least 75% of all meetings of the board except for Messers. Albin, Cellini and Teater.

The Board of Directors has an Audit Committee consisting of Messrs. Albin, Geary, McKee and Larson. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of the Company, the nature of services performed for the Company and the fees to be paid to the independent auditors, the performance of the Company's independent and internal auditors and the accounting practices of the Company. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1997.

The Board of Directors has a Nominating Committee consisting of Messrs. Young, Melville and Miller. The Nominating Committee reviews, evaluates and recommends directors, officers and nominees for the Board of Directors. There is no formal mechanism by which shareholders of the Company can recommend nominees for the Board of Directors, although any recommendations by shareholders of the Company will be considered. Shareholders desiring to make nominations to the Board of Directors should submit their nominations in writing to the Chairman of the Board no later than February 1st of the year in which the nomination is to be made. The Committee did not meet in 1997.

The compensation of the Company's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under the Company's Certificate of Incorporation, the Board of Directors may be comprised of between five and twenty-one directors. The Board currently has a fixed number of directors at twelve. Shareholders elect Directors to serve for a period of one year at the Company's Annual Shareholders' meeting.

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of the Company.

DIRECTORS

Name,Age  Position  with  the Company,  Business  Experience  and Other
          Directorships

John S. Albin  70

          Director of the Company since 1992; Director of United Trust, Inc. since 1984; farmer in Douglas and Edgar counties, Illinois, since 1951; Chairman of the Board of Longview State
          Bank since 1978; President of the Longview Capitol Corporation, a bank holding company, since 1978; Chairman of First National Bank of Ogden, Illinois, since 1987; Chairman of the State Bank of Chrisman since 1988; Director and Secretary of Illini Community Development Corporation since 1990; Chairman of Parkland College Board of Trustees since 1990; board member of the Fisher National Bank, Fisher, Illinois, since 1993.

William F. Cellini   63

          Director of FCC and certain affiliate companies since 1984; Chairman of the Board of New Frontier Development Group, Chicago, Illinois for more than the past five years; Executive Director of Illinois Asphalt Pavement Association.

John W. Collins   72

          Consultant and  past President of Collins-Winston Group since 1976;
          past  Director   of the  Company  and  certain affiliate companies
          from 1982 to 1992.

George E. Francis    54

          Executive Vice President since July 1997; Secretary of the Company and certain affiliate companies since 1993; Director of the Company and certain affiliate companies since 1992; Treasurer and Chief Financial Officer of certain affiliate companies from 1984 until 1992; Senior Vice President and Chief Administrative Officer of certain affiliate companies since 1989.

Donald G. Geary  74

          Director of the Company and certain affiliate companies since 1984; industrial warehousing developer and founder of Regal 8 Inns for more than the past five years.

James E. Melville   52

          President and Chief Operating Officer since July 1997; Chief Financial Officer of the Company since 1993, Chief Operating Officer from 1989 to 1991 and Senior Executive Vice President of the Company from 1984 until 1989; President of the Company and certain affiliate companies from 1984 until 1991; Senior Executive Vice President of certain affiliate companies from 1984 until 1989; consultant to UTI and UTG from March to September, 1992; President and Chief Operating Officer of certain affiliate life insurance companies and Senior Executive Vice President of non-insurance affiliate companies since 1992.

Joseph H. Metzger  59

          Director of the Company since 1992, Senior Vice President, Real Estate since 1989; Senior Vice President, Real Estate of certain affiliate companies since 1983.

Luther C. Miller  67

          Director of the Company since 1984; Executive Vice President and Secretary of the Company from 1984 until 1992; officer and director of certain affiliate companies for more than the past five years.

Robert V. O'Keefe  76

          Director of the Company since 1993; Director and Treasurer of UTI from 1988 to 1992; Director of Cilcorp, Inc. from 1982 to 1994; Director of Cilcorp Ventures, Inc. from 1985 to 1994;
          Director  of  Environmental  Science  and Engineering  Co.  since
          1990.

Larry E. Ryherd   58

          President, CEO and Director of the company since 1992; UTI Chairman of the Board of Directors and a Director since 1984, CEO since 1991; Chairman of the Board of UII since 1987, CEO since 1992 and President since 1993; Chairman, CEO and Director of UTG since 1992; President, CEO and Director of certain affiliate companies since 1992. Mr. Ryherd as served as Chairman of the Board, .CEO, President and COO of certain affiliate life insurance companies since 1992 and 1993. He has also been a Director of the National Alliance of Life Companies since 1992 and is the 1994 Membership Committee Chairman; he is a member of the American Council of Life Companies and Advisory Board Member of its Forum 500 since 1992.

Robert W. Teater 71

          Director of the Company since 1992; Director of UTG and certain affiliate companies since 1992; Director of UII since 1987; Director of certain affiliate companies since 1992; member of Columbus School Board since 1991 and President since 1992; President of Robert W. Teater and Associates, a comprehensive consulting firm in natural resources development and organization management since 1983.

Howard A. Young 77

          Director of the Company since 1984; Director of certain affiliate
          companies   for more than  the  past  five  years; retired   from
          Harris Broadcast Products Corporation, Quincy, Illinois.

EXECUTIVE OFFICERS OF THE COMPANY

More detailed information on the following officers of the Company appears under "Election of Directors":
     Larry   E.   Ryherd         Chairman of the Board and Chief  Executive
                                 Officer
     James E. Melville           President and Chief Operating Officer
     George   E.   Francis       Executive Vice President,  Secretary  and
                                 Chief Administrative Officer


Other officers of the company are set forth below:

Name, Age Position with the Company, Business Experience  and   Other
          Directorships


Theodore C. Miller  35

          Senior  Vice  President and Chief Financial Officer  since   July
          1997; Vice President and Treasurer since October 1992; Vice President and Controller of certain Affiliate Companies from 1984 to 1992.


Others not completing the current term:

Thomas  F.  Morrow   Formerly Director and President of the  Company  since
                     1992; retired effective July 31, 1997.

John K. Cantrell   Formerly Chairman of the Board of Directors since  1984;
                   succumbed after a long illness in November 1997.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLE

The following table sets forth certain information regarding compensation paid to or earned by the Company's Chief Executive Officer and each of the Executive Officers of the Company whose salary plus bonus exceeded $100,000 during each of the Company's last three fiscal years: Compensation for services provided by the named executive officers to the Company and its affiliates is paid by the Company as set forth in their employment agreements. (See Employment Contracts).

SUMMARY COMPENSATION TABLE

                              Annual Compensation (1)
                                                                Other Annual
Name and                                                       Compensation (2)
Principal Position                     Salary($)     Bonus ($)       $

Larry E. Ryherd             1997       400,000         -            18,863
Chairman of the Board       1996       400,000         -            17,681
Chief Executive Officer     1995       400,000         -            13,324

James E. Melville           1997       237,000         -            29,538
President, Chief            1996       237,000         -            27,537
Operating Officer           1995       237,000         -            38,206(3)

George E. Francis           1997       122,000         -             8,187
Executive Vice              1996       119,000         -             7,348
President, Secretary        1995       119,000         -             4,441

Joseph H. Metzger           1997       121,000         -            10,817
Sr. Vice President,         1996        87,000      70,633          10,290
Real Estate, Director       1995        87,000      67,013           6,181


(1) Compensation deferred at the election of named officers is included in this section.

(2) Other annual compensation consists of interest earned on deferred compensation amounts pursuant to their employment agreements and the Company's matching contribution to the First Commonwealth Corporation Employee Savings Trust 401(k) Plan.

(3)   Includes  $16,000  for the value of personal  perquisites  owing  Mr.
Melville.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR
VALUES

The following table summarizes for fiscal year ending, December 31, 1997, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTI held by the named executive officers. The values shown were determined by multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 1997 and the applicable per share exercise price. There were no options granted to the named executive officers for the past three fiscal years.

                    Number of Shares           Number of Securities Underlying
                       Acquired on    Value       Unexercised Options/SARs
                       Exercise (#) Realized           ($) at FY-End(#)

Name                                           Exercisable       Unexercisable

Larry E. Ryherd         -               -         13,800                -
James E. Melville       -               -         30,000                -
Joseph H. Metzger       -               -          6,900                -      -
George E. Francis       -               -          4,600                -      -


                                                   Value of Unexercised In the
                                                       Money Options/SARs at
                                                             FY-End ($)

                                               Exercisable       Unexercisable

Larry E. Ryherd                                     -                   -
James E. Melville                                   -                   -
Joseph H. Metzger                                   -                   -
George E. Francis                                   -                   -




COMPENSATION OF DIRECTORS

The Company's standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. The Company's director compensation policy also provides that directors who are employees of the Company do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting.


EMPLOYMENT CONTRACTS

On July 31, 1997, Larry E. Ryherd entered into an employment agreement with the Company. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of the Company and its affiliates. Pursuant to the agreement, Mr. Ryherd agreed to serve as Chairman of the Board and Chief Executive Officer of the Company and in addition, to serve in other
positions  of  the  affiliated  companies if  appointed  or  elected.   The
agreement provides for an annual salary of $400,000 as determined by the Board of Directors. The term of the agreement is for a period of five years. Mr. Ryherd has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 in the amount of $240,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Ryherd was granted an option to purchase up to 13,800 of the Common Stock of UTI at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

The Company entered into an employment agreement dated July 31, 1997 with James E. Melville pursuant to which Mr. Melville is employed as President and Chief Operating Officer and in addition, to serve in other positions of the affiliated companies if appointed or elected at an annual salary of $238,200. The term of the agreement expires July 31, 2002. Mr. Melville has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $400,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr.
Melville was granted an option to purchase up to 30,000 shares of the Common Stock of UTI at $17.50 per share. The option is immediately exercisable and transferable. The option will expire December 31, 2000.

The Company entered into an employment agreement with George E. Francis on July 31, 1997. Under the terms of the agreement, Mr. Francis is employed as Executive Vice President of the Company at an annual salary of $126,200. Mr. Francis also agreed to serve in other positions if appointed or elected to such positions without additional compensation. The term of the agreement expires July 31, 2000. Mr. Francis has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $80,000 which includes interest at the rate of approximately 8.5% per year. Additionally, Mr. Francis was granted an option to purchase up to 4,600 shares of the Common Stock of UTI at $17.50 per share. The option is immediately exercisable and transferable. This option will expire on December 31, 2000.

The Company entered into an employment agreement with Joseph H. Metzger on July 31, 1997. Under the terms of the agreement, Mr. Metzger is employed as Senior Vice President - Real Estate of the Company at an annual salary of $126,200. The agreement provides that Mr. Metzger receives cash bonuses if certain real estate sales goals are attained. The term of the agreement expires July 31, 2000. Mr. Metzger also agreed to serve in other positions if appointed or elected to such positions without additional compensation. Mr. Metzger has deferred portions of his income under a plan entitling him to a deferred compensation payment on January 2, 2000 of $120,000 which
includes interest   at   the   rate  of  approximately   8.5%   annually.

Additionally, Mr. Metzger was granted an option to purchase up to 6,900 shares of UTI Common Stock at $17.50 per share. The option is immediately exercisable and transferable. This option will expire on December 31, 2000.


REPORT ON EXECUTIVE COMPENSATION

INTRODUCTION

The compensation of the Company's executive officers is determined by the full Board of Directors. The Board of Directors strongly believes that the Company's executive officers directly impact the short-term and long-term performance of the Company. With this belief and the corresponding objective of making decisions that are in the best interest of the Company's shareholders, the Board of Directors places significant emphasis on the design and administration of the Company's executive compensation plans.


EXECUTIVE COMPENSATION PLAN ELEMENTS

BASE SALARY. The Board of Directors establishes base salaries each year at a level intended to be within the competitive market range of comparable companies. In addition to the competitive market range, many factors are considered in determining base salaries, including the responsibilities assumed by the executive, the scope of the executive's position, experience, length of service, individual performance and internal equity considerations. During the last three fiscal years, there were no material changes in the base salaries of the named executive officers.

STOCK OPTIONS. One of the Company's priorities is for the executive officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of the Company's other shareholders. The Board of Directors believes that this strategy motivates executives to remain focused on the overall long-term performance of the Company. Stock options are granted at the discretion of the Board of Directors and are intended to be granted at levels within the competitive market range of comparable companies. During 1993, each of the named executive officers were granted options under their employment agreements for the Company's Common Stock as described in the Employment Contracts section. There were no options granted to the named executive officers during the last three fiscal years.

DEFERRED COMPENSATION. A very significant component of overall Executive Compensation Plans is found in the flexibility afforded to participating officers in the receipt of their compensation. The availability, on a voluntary basis, of the deferred compensation arrangements as described in the Employment Contracts section may prove to be critical to certain officers, depending upon their particular financial circumstance.


CHIEF EXECUTIVE OFFICER

Larry E. Ryherd has been Chairman of the Board and Chief Executive Officer since June of 1991 and Chairman of the Board of the Company's parent, FCC, since 1984. The Board of Directors used the same compensation plan elements described above for all executive officers to determine Mr. Ryherd's 1997 compensation.

In setting both the cash-based and equity-based elements of Mr. Ryherd's compensation, the Board of Directors made an overall assessment of Mr. Ryherd's leadership in achieving the Company's long-term strategic and business goals.

Mr. Ryherd's base salary reflects a consideration of both competitive forces and the Company's performance. The Board of Directors does not assign specific weights to these categories.

The Company surveys total cash compensation for chief executive officers at the same group of companies described under "Base Salary" above. Based upon its survey, the Company then determines a median around which it builds a competitive range of compensation for the CEO. As a result of this review, the Board of Directors concluded that Mr. Ryherd's base salary was in the low end of the competitive market, and his total direct compensation (including stock incentives) was competitive for CEOs running companies comparable in size and complexity to the Company.

The Board of Directors considered the Company's financial results as compared to other companies within the industry, financial performance for fiscal 1997 as compared to fiscal 1996, the Company's progress as it relates to the Company's growth through acquisitions and simplification of the organization, the fact that since the Company does not have a Chief Marketing Officer, Mr. Ryherd assumes additional responsibilities of the Chief Marketing Officer, and Mr. Ryherd's salary history, performance ranking and total compensation history.

Through fiscal 1997, Mr. Ryherd's annual salary was $400,000, the amount the Board of Directors set in January 1996. In July 1997, the Board of Directors reviewed Mr. Ryherd's salary. Following a review of the above factors, the Board of Directors decided to recognize Mr. Ryherd's performance by placing a greater emphasis on long-term incentive awards, and therefore retained Mr. Ryherd's base salary at $400,000.

CONCLUSION.

The Board of Directors believes the mix of structured employment agreements with certain key executives, conservative market based salaries, competitive cash incentives for short-term performance and the potential for equity-based rewards for long term performance represents an appropriate balance. This balanced Executive Compensation Plan provides a competitive and motivational compensation package to the executive officer team necessary to continue to produce the results the Company strives to achieve. The Board of Directors also believes the Executive Compensation Plan addresses both the interests of the shareholders and the executive team.



                          BOARD OF DIRECTORS

               John S. Albin            Joseph H. Metzger
               William F. Cellini       Luther C. Miller
               John W. Collins          Robert V. O'Keefe
               George E. Francis        Larry E. Ryherd
               Donald G. Geary          Robert W. Teater
               James E. Melville        Howard A. Young


PERFORMANCE GRAPH

   The following graph compares the cumulative total shareholder return on the Company's Common Stock during the five fiscal years ended December 31, 1997, with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1):

                         Percent Change from Base

                NASDAQ         NASDAQ Insurance           FCC

1992           100.00              100.00               100.00
1993           114.68              106.83                44.64
1994           111.93              100.49                22.32
1995           158.72              142.93                22.32
1996           194.95              162.93                22.32
1997           239.45              238.54                50.00



(1)The Company selected the NASDAQ Composite Index Performance as an appropriate comparison because the Company's Common Stock is not listed on any exchange but the Company's Common Stock is traded in the over-the-counter market. Furthermore, the Company selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single "peer company" in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index.

   Trading activity in the Company's Common Stock is limited, which may be in part a result of the Company's low profile from not being listed on any exchange, and its reported operating losses. The Company has experienced a tremendous growth rate over the period shown in the Return Chart with assets growing from approximately $233 million in 1991 to approximately $333 million in 1997. The growth rate has been the result of acquisitions of other companies and new insurance writings. The Company has incurred costs of conversions and administrative consolidations associated with the acquisitions, which has contributed to the operating losses. The Return Chart is not intended to forecast or be indicative of possible future performance of the Company's stock.


The foregoing graph shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The following persons served as directors of the Company during 1997 and were officers or employees of the Company or its subsidiaries during 1997:
George E. Francis, James E. Melville, Joseph H. Metzger, and Larry E. Ryherd. Accordingly, these individuals have participated in decisions related to compensation of executive officers of the Company and its subsidiaries.

During 1997, the following executive officers of the Company were also members of the Board of Directors of UII, two of whose executive officers served on the Board of Directors of the Company: Messrs. Melville and Ryherd.

During 1997, Larry E. Ryherd and James E. Melville, executive officers of the Company, were also members of the Board of Directors of UTI, three of whose executive officers served on the Board of Directors of the Company:
Messrs. Francis, Melville, and Ryherd.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPLE HOLDERS OF SECURITIES

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of the Company's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of March 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

Title                                      Number of Shares        Percent
Of             Name and Address              and Nature of           of
Class          of Beneficial Owner       Beneficial Ownership       Class

Common         United Trust Group, Inc           43,303               79%
Stock $1.00,   5250 South Sixth Street
par value      Springfield, IL 62703


SECURITY OWNERSHIP OF MANAGEMENT

The following tabulation shows with respect to each of the directors and nominees of the Company, with respect to the Company's chief executive officer and each of the Company's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1997, and with respect to all executive officers and directors of the Company as a group: (i) the total number of shares of all classes of stock of the Company or any of its parents or subsidiaries, beneficially owned as of March 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of stock so owned as of the same date.

Title       Directors, Named Executive      Number of Shares    Percent
of          Officers, & All Directors &      and Nature of         of
Class       Executive Officers as a Group      Ownership         Class

UII's       John S. Albin                           0              *
Common      William F. Cellini                      0              *
Stock, no   John W. Collins                         0              *
par value   George E. Francis                       0              *
            Donald G. Geary                         0              *
            James E. Melville                       0              *
            Joseph H. Metzger                       0              *
            Luther C. Miller                        0              *
            Robert V. O'Keefe                       0              *
            Larry E. Ryherd                    47,250   (1)        3.4%
            Robert W. Teater                    7,380   (2)        *
            Howard A. Young                         0              *
            All directors and
            executive officers                 54,630              3.9%
            as a group (twelve in number)


UTI's       John S. Albin                      10,503   (3)        *
Common      William F. Cellini                  1,000              *
Stock, no   John W. Collins                         0              *
par value   George E. Francis                   4,600   (4)        *
            Donald G. Geary                     1,200              *
            James E. Melville                  52,500   (5)        3.2%
            Joseph H. Metzger                   6,900   (6)        *
            Luther C. Miller                        0              *
            Robert V. O'Keefe                     300   (7)        *
            Larry E. Ryherd                   562,431   (8)       33.8%
            Robert W. Teater                        0   (2)        *
            Howard A. Young                       100              *
            All directors and
            executive officers                639,534             38.5%
            as a group (twelve in number)


Company's   John S. Albin                           0              *
Common      William F. Cellini                      0              *
Stock,      John W. Collins                         0              *
$1.00 par   George E. Francis                       0              *
value       Donald G. Geary                       225              *
            James E. Melville                     544   (9)        *
            Joseph H. Metzger                       0              *
            Luther C. Miller                        0              *
            Robert V. O'Keefe                       0              *
            Larry E. Ryherd                         0              *
            Robert W. Teater                        0              *
            Howard A. Young                        46              *
            All directors and
            executive officers                    815             1.5%
            as a group (twelve in number)

(1)  Includes   47,250 shares beneficially in trust for the three  children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd.

(2)  Includes 201 shares owned directly by Mr. Teater' s spouse.

(3)  Includes 392 shares owned directly by Mr. Albin's spouse.

(4) Includes 4,600 shares which may be acquired upon exercise of outstanding stock options.

(5)  James   E.   Melville owns 2,500 shares individually and  14,000
     shares jointly with his spouse. Includes: (i) 3,000 shares of UTI's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville; (ii) 3,000 shares of UTI's Common Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary T. Hartman, his nephew; 750 shares of which are in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece; and (iii) 30,000 shares which may be acquired by James
     E. Melville upon exercise of  outstanding  stock options.

(6) Includes 6,900 shares which may be acquired upon exercise of outstanding stock options.

(7)  300 shares owned directly by Mr. O'Keefe's spouse.

(8)  Larry E. Ryherd owns 230,621 shares of UTI's Common Stock in his own name. Includes: (i) 150,050 shares of UTI's Common Stock in the name of Dorothy LouVae Ryherd, his wife; (ii) 150,000 shares of UTI's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd; (iii) 14,800 shares of UTI's Common Stock, 6,700 shares of which are in the name of Shari Lynette Serr, 1,200 shares of which are held in the name of Derek Scott Ryherd, 6,900 shares of which are in the name of Jarad John Ryherd; (iv) 500 shares of UTI's Common Stock held in the name of Larry E. Ryherd as custodian for Charity Lynn Newby, his niece; (v) 500 shares held in the name of Larry E. Ryherd as custodian for Lesley Carol Newby, his niece; (vi) 2,000 shares held by Dorothy LouVae Ryherd, his wife as custodian for granddaughter, 160 shares held by Larry E. Ryherd as custodian for granddaughter; and (vii) 13,800 shares which may be acquired by Larry E. Ryherd upon exercise of outstanding stock options.

(9) James E. Melville owns 168 shares individually and 376 shares jointly with his spouse.

*  Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

Directors and officers of the Company file periodic reports regarding ownership of Company securities with the Securities and Exchange Commission pursuant to Section 16(a) of the Securities Exchange Act of 1934 as amended, and the rules promulgated thereunder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

UTI has a service agreement with its affiliate, UII (equity investee), to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company.

UII has a service agreement with USA which states that USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above.

The employees of the Company have extensive experience and expertise in acquiring, managing and operating corporations and other business entities engaged in the general life insurance business as well as other financial and investment companies. None of the Company's subsidiaries has employees of their own. On January 1, 1993, the Company entered into an agreement with UG pursuant to which the Company provides management services necessary for UG to carry on its business. In addition to the UG agreement, the Company and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for the Company's management services. The Company received net management fees of $9,893,321, $9,927,000 and $10,464,000 under these arrangements in 1997,
1996    and   1995,  respectively.   UG  paid  $8,660,481,  $9,626,559  and
$10,164,000 to the Company in 1997, 1996 and 1995, respectively.

USA paid $989,295, $1,567,891 and $2,015,325 under their agreement with UII for 1997, 1996 and 1995, respectively. UII paid $593,577, $940,734 and
$1,209,195 under their agreement with UTI for 1997, 1996 and 1995, respectively.

Their respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for these services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On July 31, 1997, UTI issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of the Company. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with UTI were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of UTI and UII of Mr. Morrow and to acquire a portion of the UTI holdings of Larry E. Ryherd and his family. The remaining cash received will be used by UTI to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, UTI acquired a total of 126,921 of its own shares of common stock and 47,250 shares of UII common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors of UTI. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity.

The notes do not contain any conversion privileges. Additionally, on July 31, 1997, UTI acquired a total of 97,499 shares of UTI common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in UTI was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in UTI to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family own approximately 31% of the outstanding common stock of UTI.

On July 31,1997, the Company entered into employment agreements with eight individuals, all officers or employees of the Company. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing the Company a stable management environment and positioning for future growth

PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On February 19, 1998, UTI signed a letter of intent with Jesse T. Correll, whereby Mr. Correll will personally or in combination with other individuals make an equity investment in UTI over a period of three years. Under the terms of the letter of intent, over a three year period of time, Mr. Correll will buy 2,000,000 authorized but unissued shares of UTI common stock for $15.00 per share and will also buy 389,715 shares of UTI common stock, representing stock of UTI and UII, that UTI purchased during the last eight months in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. Mr. Correll also will purchase 66,667 shares of UTI common stock and $2,560,000 of face amount of convertible bonds (which are due and payable on any change in control of UTI) in private transactions, primarily from officers of UTI.

UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to negotiation of a definitive purchase agreement; completion of due diligence by Mr. Correll; the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before June 30, 1998, and there can be no assurance that the transaction will be completed.


PROPOSED MERGER

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the third quarter of 1998.


YEAR 2000 ISSUE

The "Year 2000 Issue" is the inability of computers and computing technology to recognize correctly the Year 2000 date change. The problem results from a long-standing practice by programmers to save memory space by denoting Years using just two digits instead of four digits. Thus, systems that are not Year 2000 compliant may be unable to read dates correctly after the Year 1999 and can return incorrect or unpredictable results. This could have a significant effect on the Company's business/financial systems as well as products and services, if not corrected.

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing should be completed by the end of the first quarter of 1998. After testing is completed, periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on the Company operationally or financially.

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber, Eck and Braeckel LLP served as the Company's independent certified public accounting firm for the fiscal year ended December 31, 1997 and for fiscal year ended December 31, 1996. In serving its primary function as outside auditor for the Company, Kerber, Eck and Braeckel LLP performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

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

        Schedule II - Condensed financial information of registrant

        Schedule IV - Reinsurance

        Schedule V - Valuation and Qualifying Accounts


        NOTE:    Schedules  other  than those  listed  above   are  omitted
        because   they   are   not  required   or   the   information    is
        disclosed in the financial statements or footnotes.

(b)     Reports on Form 8-K filed during fourth quarter.
        None

(c)     Exhibits:

        Index to Exhibits (See Pages 73 and 74).

                          INDEX TO EXHIBITS
Exhibit
Number


3(a)    (1)    Articles of Incorporation for the Company dated  August 25, 1967.

3(b)    (1)    Amended Articles  of Incorporation for the Company dated  January
               27, 1988.

3(c)    (1)    Charter Agreement for the Company dated May 22, 1991.

3(d)    (1)    Amended Articles of Incorporation for the Company dated March
               12, 1993.

3(e)    (1)    Code of ByLaws for the Company dated September 30, 1992.

10(a)   (2)    Credit Agreement  dated May 8, 1996 between First of America
               Bank  -  Illinois,  N.A.,as lender and First Commonwealth
               Corporation,  as borrower.


10(b)   (2)    $8,900,000 Term Note  of First  Commonwealth Corporation  to
               First America  Bank  Illinois, N.A. dated May 8, 1996.

10(c)   (2)    Coinsurance  Agreement dated  September  30, 1996  between
               Universal  Guaranty  Life Insurance  Company  and First
               International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

10(d)   (1)    Subcontract Agreement dated  September  1,   1990  between
               United  Trust,  Inc.  and United Income, Inc.

10(e)   (1)    Service Agreement dated November  8, 1989  between  United
               Security Assurance  Company and United Income, Inc.

10(f)   (1)    Management and Consultant Agreement  dated  as  of  January
               1, 1993 between First Commonwealth Corporation and Universal
               Guaranty   Life Insurance Company

10(g)   (1)    Management  Agreement dated  December  20,  1981   between
               Commonwealth  Industries Corporation, and Abraham Lincoln
               Insurance Company

10(h)   (1)    Reinsurance  Agreement dated  January  1,   1991   between
               Universal  Guaranty  Life Insurance  Company  and  Republic
               Vanguard  Life Insurance Company

                          INDEX TO EXHIBITS
    Exhibit
    Number

10(i)  (1)     Reinsurance  Agreement dated  July 1, 1992 between  United
               Security Assurance Company and Life Reassurance Corporation of America

10(j)  (1)     United Trust, Inc. Stock Option Plan

10(k)  (1)     Board  Resolution adopting United  Trust,  Inc.'s  Officer
               Incentive Fund

10(l)          Employment   Agreement dated  as  of July 31,
               1997   between  Larry  E.  Ryherd  and   First  Commonwealth
               Corporation

10(m)          Employment   Agreement dated  as of July 31, 1997
               between James E. Melville and First Commonwealth Corporation

10(n)          Employment   Agreement dated  as of July 31, 1997
               between George E. Francis and First Commonwealth Corporation

10(o)  (1)     Consulting  Arrangement entered  into June 15, 1987
               between Robert E. Cook and  United Trust, Inc.

10(p)  (1)     Agreement  dated June  16, 1992  between    John   K.
               Cantrell  and  First   CommonwealthCorporation

10(q)  (1)     Stock  Purchase Agreement dated   February  20,  1992
               between United Trust Group, Inc.  and Sellers

10(r)  (1)     Amendment No. One  dated April  20,  1992 to the Stock
               Purchase Agreement  between  the Sellers and United Trust
               Group, Inc.

10(s)  (1)     Security Agreement dated June 16, 1992 between  United
               Trust Group, Inc. and the Sellers

10(t)  (1)     Stock Purchase Agreement dated June 16, 1992  between
               United Trust Group, Inc. and First Commonwealth Corporation

Footnote

(1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.

(2) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1996.

FIRST COMMONWEALTH CORPORATION                                Schedule   I
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 1997


 Column A                            Column B      Column C     Column D
                                                                Amount at
                                                              Which Shown in
                                                                 Balance
                                       Cost          Value         Sheet
Fixed maturities:
 Bonds:
   United States Government and
    government agencies and
     authorities                 $  28,032,927  $  28,622,970 $  28,032,927
   State, municipalities,
    and  political subdivisions     22,739,944     23,449,601    22,739,944
   Collateralized mortgage
    obligations                     11,093,926     11,207,647    11,093,926
   Public  utilities                47,971,152     49,141,537    47,971,152
   All other corporate bonds        70,811,091     72,360,813    70,811,091
 Total fixed maturities            180,649,040  $ 184,782,568   180,649,040
Investments held for sale:
 Fixed maturities:
   United States Government and
    government agencies
    and authorities                  1,448,202  $   1,442,557     1,442,557
   State, municipalities, and political
    subdivisions                        35,000         35,485        35,485
   Public utilities                     80,169         80,496        80,496
   All other corporate bonds           108,927        110,092       110,092
                                     1,672,298  $   1,668,630     1,668,630
  Equity securities:
   Banks, trusts and insurance
    companies                        2,473,969  $   2,167,368     2,167,368
   All other corporate securities      710,388        834,376       834,376
                                     3,184,357  $   3,001,744     3,001,744


Mortgage loans on real estate        9,469,444                    9,469,444
Investment real estate               9,760,732                    9,760,732
Real estate acquired in
 satisfaction of debt                1,724,544                    1,724,544
Policy loans                        14,207,189                   14,207,189
Short-term investments               1,773,531                    1,773,531
   Total investments            $  222,441,135                $ 222,254,854


FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                   Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION


(a)  The  condensed  financial information should be read in  conjunction
     with  the  consolidated   financial  statements  and  notes  of  First
     Commonwealth Corporation and Consolidated Subsidiaries.

FIRST  COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OFREGISTRANT
PARENT ONLY BALANCE SHEETS
As of December 31, 1997 and 1996                           Schedule II
                                                1997               1996
ASSETS
   Investment in affiliates               $   51,786,698      $  55,383,654
   Cash and cash equivalents                   1,747,781          1,484,550
   Deferred income taxes                         158,804            703,583
   Other assets                                   70,125             89,875
     Total assets                         $   53,763,408      $  57,661,662




LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable                          $   18,241,602    $    18,999,853
   Indebtedness to subsidiaries
    and affiliates, net                        1,406,396            795,392
   Income taxes payable                           10,555             12,906
   Other liabilities                             898,432          2,374,860
     Total liabilities                        20,556,985         22,183,011




Shareholders' equity:
   Common stock                                   54,616             59,919
   Additional paid-in capital                 51,877,243         52,406,191
   Unrealized depreciation of
    investments held for sale of
    affiliates                                  (198,630)          (305,715)
   Accumulated deficit                       (18,526,806)       (16,681,744)
     Total shareholders' equity               33,206,423         35,478,651
     Total liabilities and
      shareholders' equity                 $  53,763,408      $  57,661,662


FIRST  COMMONWEALTH CORPORATION
CONDENSED  FINANCIAL INFORMATION
OF REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS



Three Years Ended December  31,  1997                         Schedule II



                                        1997         1996        1995

Revenues:

  Management fees from affiliates    $ 9,099,595  $ 9,988,960 $10,486,574
  Interest income                         71,147       54,028      42,714
  Other income                             9,708       12,071         794
                                       9,180,450   10,055,059  10,530,082


Expenses:

  Interest expense                     1,612,438    1,700,426   1,916,564
  Operating expenses                   5,153,625    8,477,037   7,473,514
                                       6,766,063   10,177,463   9,390,078
  Operating income (loss)              2,414,387     (122,404)  1,140,004

  Credit (provision) for
   income taxes                         (555,408)     395,031     (61,469)
  Equity in loss of subsidiaries      (3,704,041)  (3,304,276) (2,530,173)
     Net loss                        $(1,845,062) $(3,031,649)$(1,451,638)


FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION
OF REGISTRANT PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 1997                            Schedule II

                                         1997         1996        1995

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
 Net loss                           $(1,845,062)   $(3,031,649)$(1,451,638)
 Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Equity in loss of subsidiaries      3,704,041      3,304,276   2,530,173
  Change in income taxes payable         (2,351)           877     (19,971)
  Change in deferred  income  taxes     544,779       (408,415)     48,571
  Change in indebtedness (to) from
    affiliates, net                     611,004        331,036     725,387
  Change in other assets
    and liabilities                  (1,456,678)     1,141,738    (125,201)
Net cash provided by
 operating activities                 1,555,733      1,337,863   1,707,321

Cash flows from investing activities:
  Proceeds from mortgage
   loan payments                              0         11,023       1,644
Net cash provided by
  investing activities                        0         11,023       1,644

Cash flows from financing activities:
  Proceeds from notes payable         1,000,000      9,300,000           0
  Payments of principal
   on notes payable                  (1,758,251)   (10,900,000)   (900,000)
  Payment for fractional shares
   from reverse split                  (534,251)             0           0
Net cash used in
  financing activities               (1,292,502)    (1,600,000)   (900,000)

Net increase (decrease) in cash and
  cash equivalents                      263,231       (251,114)    808,965
Cash and cash equivalents at
  beginning of year                   1,484,550      1,735,664     926,699
Cash and cash equivalents
  at end of year                   $  1,747,781   $  1,484,550 $ 1,735,664

                                   79

FIRST COMMONWEALTH CORPORATION
REINSURANCE
As of December 31, 1997 and the year ended December 31, 1997     Schedule IV







Column A      Column B     Column C      Column D     Column E      Column F
                                                                   Percentage
                           Ceded  to      Assumed                  of amount
                            other        from other                assumed to
            Gross amount   companies      companies*  Net amount       net






Life insurance
in force $3,691,867,000 $1,022,458,000 $1,079,885,000 $3,749,294,000   28.8%

Premiums and policy fees:

Life insurance
        $    33,133,414 $    4,681,928 $            0 $   28,451,486    0.0%

Accident and health
insurance
                240,536         52,777              0        187,759    0.0%
        $    33,373,950 $    4,734,705 $            0 $   28,639,245    0.0%






* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

FIRST  COMMONWEALTH CORPORATION
REINSURANCE
As of December 31, 1996 and the year ended December 31, 1996      Schedule IV






Column A      Column B     Column C      Column D     Column E      Column F
                                                                   Percentage
                           Ceded  to      Assumed                  of amount
                            other        from other                assumed to
            Gross amount   companies      companies*  Net amount       net








Life insurance
in force $3,952,958,000 $1,108,534,000 $1,271,766,000 $4,116,190,000   30.9%



Premiums and policy fees:

Life insurance
        $    35,633,232 $   4,896,896 $             0 $   30,736,336    0.0%

Accident and health
insurance       258,377        50,255               0        208,122    0.0%

        $    35,891,609 $   4,947,151 $             0 $   30,944,458    0.0%






* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

FIRST  COMMONWEALTH CORPORATION
REINSURANCE
As of December 31, 1995 and the year ended December 31, 1995      Schedule IV






Column A      Column B     Column C      Column D     Column E      Column F
                                                                   Percentage
                           Ceded  to      Assumed                  of amount
                            other        from other                assumed to
            Gross amount   companies      companies*  Net amount       net







Life insurance
in force $4,207,695,000 $1,087,774,000 $1,039,517,000 $4,159,438,000    25.0%



Premiums and policy fees:

Life insurance
         $   38,233,190 $    5,330,351 $            0 $   32,902,839     0.0%

Accident and health
 insurance      248,448         52,751              0        195,697     0.0%

         $   38,481,638 $    5,383,102 $            0 $   33,098,536     0.0%






* All assumed business represents the Company's participation in the Servicemen's Group Life Insurance Program (SGLI).

FIRST COMMONWEALTH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 1997, 1996 and 1995            Schedule V

                         Balance at      Additions
                          Beginning       Charges                 Balances at
   Description            Of Period     and Expenses  Deductions    End of

Period

December 31, 1997

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



                    FIRST COMMONWEALTH CORPORATION
                              Registrant



/s/  John S. Albin                          Date:       March 24, 1998
John S. Albin, Director



/s/  William F. Cellini                     Date:       March 24, 1998
William F. Cellini, Director



/s/  John W. Collins                        Date:       March 24, 1998
John W. Collins, Director



/s/  George E. Francis                      Date:       March 24, 1998
George E. Francis, Executive Vice
 President, Secretary, Chief
 Administrative Officer and Director



/s/  Donald G. Geary                        Date:       March 24, 1998
Donald G. Geary, Director



/s/  James E. Melville                      Date:       March 24, 1998
James E. Melville, President,
 Chief Operating Officer and
 Director

/s/  Joseph H. Metzger                      Date:       March 24, 1998
Joseph H. Metzger, Senior Vice
 President and Director



/s/  Luther C. Miller                       Date:       March 24, 1998
Luther C. Miller, Director



/s/  Robert V. O'Keefe                      Date:       March 24, 1998
Robert V. O'Keefe, Director



/s/  Larry E. Ryherd                        Date:       March 24, 1998
Larry E. Ryherd, Chairman, Chief
 Executive Officer and Director



/s/  Robert W. Teater                       Date:       March 24, 1998
Robert W. Teater, Director



/s/  Howard A. Young                        Date:       March 24, 1998
Howard A. Young, Director



/s/  Theodore C. Miller                     Date:       March 24, 1998
Theodore C. Miller, Chief Financial
 Officer