Form 10-Q
period 1998-03-31
FIRST COMMONWEALTH CORP
filed 1998-05-15
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended March 31, 1998        Commission File No. 0-5392


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


                   Shares outstanding at April 30, 1998:
                                  54,555
                   Common stock, par value $1 per share

                      FIRST COMMONWEALTH CORPORATION
                              (The "Company")


                             TABLE OF CONTENTS







Part I:  Financial Information                                      3



  Consolidated Balance Sheets as of March 31, 1998 and
  December 31, 1997                                                 3

  Consolidated Statements of Operations for the three
  months ended March 31, 1998 and 1997                              4

  Consolidated Statements of Cash Flows for the three
  months ended March 31, 1998 and 1997                              5

  Notes to Consolidated Financial Statements                        6

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                              11





Part II - Other Information                                        16



  Item 5.  Other information                                       16

  Item 6. Exhibits                                                 16

  Signatures                                                       17

                        PART 1.  FINANCIAL INFORMATION
                        Item 1.  Financial Statements

                        FIRST COMMONWEALTH CORPORATION
                               AND SUBSIDIARIES

                         Consolidated Balance Sheets

                                               March 31,    December 31,
ASSETS                                            1998         1997

Investments:
   Fixed maturities at amortized cost
    (market $179,693,379 and $184,782,568)  $ 175,274,121$ 180,649,040
Investments held for sale:
Fixed maturities, at market                     1,668,515    1,668,630
    (cost $1,669,020 and $1,672,298)
Equity securities, at market                    2,619,571    3,001,744
    (cost $3,184,357 and $3,184,357)
   Mortgage loans on real estate
     at amortized cost                          9,314,870    9,469,444
   Investment real estate, at cost,
     net of accumulated depreciation            9,137,807    9,760,732
   Real estate acquired in
     satisfaction of debt                       1,724,544    1,724,544
   Policy loans                                14,242,429   14,207,189
   Short-term investments                         600,000    1,773,531
   Other invested assets                           66,212            0
                                              214,648,069  222,254,854

Cash and cash equivalents                      24,591,199   15,704,573
Investment in parent                              350,000      350,000
Accrued investment income                       3,786,522    3,630,773
Reinsurance receivables:
     Future policy benefits                    37,601,740   37,814,106
     Policy claims and other benefits           3,576,509    3,529,078
Other accounts and notes receivable               840,066      840,066
Cost of insurance acquired                     18,363,421   18,654,506
Deferred policy acquisition costs              16,145,427   16,745,720
Costs in excess of net assets purchased,
    net of  accumulated amortization            9,069,555    9,180,471
Property and equipment,
    net of accumulated depreciation             3,060,782    3,152,182
Other assets                                    1,007,870      715,862
         Total assets                       $ 333,041,160$ 332,572,191

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
     Future policy benefits                 $ 254,899,566$ 253,964,709
     Policy claims and benefits payable         1,939,075    2,080,907
     Other policyholder funds                   2,519,118    2,445,469
     Dividend and endowment accumulations      14,871,600   14,679,816
Income taxes payable:
     Current                                        6,200       10,555
     Deferred                                   3,128,146    3,365,692
Notes payable                                  18,241,602   18,241,602
Indebtedness to affiliates, net                   201,181       27,150
Other liabilities                               3,101,459    2,914,991
         Total liabilities                     298,907,947  297,730,891
Minority interests in
   consolidated subsidiaries                     1,623,093    1,634,877

Shareholders' equity:
Common stock - $1 par value per share.
    Authorized 62,500 shares - 54,555 and
    54,555 shares issued after deducting
    treasury shares of 930 and 930                 54,555       54,555
Additional paid-in capital                     51,877,304   51,877,304
Unrealized appreciation (depreciation)
   of investments held for sale                  (571,784)    (198,630)
Accumulated deficit                           (18,849,955) (18,526,806)
         Total shareholders' equity            32,510,120   33,206,423
         Total liabilities and
           shareholders' equity             $ 333,041,160$ 332,572,191

                        See accompanying notes.

                   FIRST COMMONWEALTH CORPORATION
                          AND SUBSIDIARIES
              Consolidated Statements of Operations

                                                Three Months Ended
                                               March 31,    March 31,
                                                  1998         1997

Revenues:

Premiums and policy fees                     $  8,468,346 $  9,072,396
Reinsurance premiums and policy fees           (1,236,865)  (1,146,010)
Net investment income                           3,731,737    3,859,617
Realized investment gains and (losses), net        89,421       (4,928)
Other income                                       18,886        1,753
                                               11,071,525   11,782,828


Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                            6,432,591    6,836,224
Reinsurance benefits and claims                  (589,874)    (377,621)
Annuity                                           378,542      356,254
Dividends to policyholders                      1,015,944    1,127,502
Commissions and amortization of deferred
policy acquisition costs                        1,326,677    1,366,410
Amortization of cost of insurance acquired        291,085      244,319
Operating expenses                              2,380,342    2,556,656
Interest expense                                  396,640      405,315
                                               11,631,947   12,515,059
Loss before income taxes and
minority interest                                (560,422)    (732,231)
Income tax credit                                 231,346      513,725
Minority interest in gain
of consolidated subsidiaries                        5,927       25,231
Net loss                                     $   (323,149)$   (193,275)


Basic earnings per share from continuing operations
   and net income                            $         (6)$         (4)

Diluted earnings per share from continuing operations
   and net income                            $         (6)$         (4)

                           See accompanying notes.

                        FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                                Three Months Ended
                                               March 31,    March 31,
                                                  1998         1997

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss                                     $   (323,149)$   (193,275)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities net of
  changes in assets and liabilities resulting from
  the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities        136,900      156,927
Realized investment (gains) losses, net           (89,421)       4,928
Policy acquisition costs deferred                 (89,000)    (234,000)
Amortization of deferred
  policy acquisition costs                        689,293      703,659
Amortization of cost of insurance acquired        291,085      244,319
Amortization of costs in excess of net
  assets purchased                                110,916      110,916
Depreciation                                      187,060      103,757
Minority interest                                  (5,927)     (25,231)
Change in accrued investment income              (155,749)    (446,606)
Change in reinsurance receivables                 164,935      374,166
Change in policy liabilities and accruals         411,355      219,281
Charges for mortality and administration of
  universal life and annuity products          (2,715,992)  (2,632,738)
Interest credited to account balances           1,781,211    1,840,372
Change in income taxes payable                   (241,901)    (573,769)
Change in indebtedness (to)
  from affiliates, net                            174,031     (112,072)
Change in other assets and liabilities, net       (28,505)    (207,514)
Net cash provided by (used in)
  operating activities                            297,142     (666,880)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                          0            0
Fixed maturities sold                                   0            0
Fixed maturities matured                       15,433,649      953,856
Equity securities                                       0            0
Mortgage loans                                    154,574      539,138
Real estate                                       745,741      159,705
Policy loans                                      909,847      954,692
Short-term                                      1,180,000            0
Total proceeds from investments
  sold and matured                             18,423,811    2,607,391
Cost of investments acquired:
Fixed maturities held for sale                          0            0
Fixed maturities                              (10,210,000)  (3,947,561)
Equity securities                                       0            0
Mortgage loans                                          0            0
Real estate                                      (138,171)    (252,742)
Policy loans                                     (945,087)  (1,178,553)
Other invested assets                             (66,212)           0
Short-term                                              0            0
Total cost of investments acquired            (11,359,470)  (5,378,856)
Purchase of property and equipment                (56,741)     (28,123)
Net cash provided by (used in)
   investing activities                         7,007,600   (2,799,588)

Cash flows from financing activities:
Policyholder contract deposits                  4,505,638    5,190,761
Policyholder contract withdrawals              (2,923,754)  (3,411,032)
Net cash provided by financing activities       1,581,884    1,779,729

Net increase (decrease) in cash
  and cash equivalents                          8,886,626   (1,686,739)
Cash and cash equivalents
  at beginning of period                       15,704,573   16,801,288
Cash and cash equivalents
  at end of period                           $ 24,591,199 $ 15,114,549

                          See accompanying notes.

              FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

The  accompanying consolidated financial statements have been  prepared  by
First  Commonwealth  Corporation ("FCC") and its consolidated  subsidiaries
(the "Company") pursuant to the rules and regulations of the Securities and
Exchange  Commission.  Although the Company believes  the  disclosures  are adequate  to  make  the  information presented not  be  misleading,  it  is
suggested  that  these  consolidated  financial  statements  be   read   in
conjunction  with  the  consolidated financial  statements  and  the  notes thereto  presented in the Company's Annual Report on Form 10-K  filed  with the  Securities  and  Exchange Commission for the year ended  December  31,
1997.

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

At  March 31, 1998, the parent, significant subsidiaries and affiliates  of
First   Commonwealth  Corporation  were  as  depicted  on   the   following
organizational chart.

                      ORGANIZATIONAL CHART
                      AS OF MARCH 31, 1998


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


2.   INVESTMENTS

As  of March 31, 1998, fixed maturities and fixed maturities held for  sale represented  82% of total invested assets.  As prescribed  by  the  various
state   insurance  department  statutes  and  regulations   the   insurance
companies'  investment  portfolio is required to be invested  primarily  in investment  grade securities to provide ample protection for policyholders.
The  Company  does  not  invest in so-called  "junk  bonds"  or  derivative
investments.   The liabilities of the insurance companies are predominantly long  term in nature and therefore, the companies invest primarily in long-
term  fixed  maturity  investments.  The Company  has  analyzed  its  fixed maturity  portfolio and reclassified those securities expected to  be  sold prior  to maturity as investments held for sale.  The investments held  for sale are carried at market value.  Management has the intent and ability to hold  its  fixed maturity portfolio to maturity and as such  carries  these securities at amortized cost.  As of March 31, 1998, the carrying value  of fixed  maturity  securities  in default as to  principal  or  interest  was immaterial in the context of consolidated assets or shareholder's equity.


3.   NOTES PAYABLE

At March 31, 1998, the Company had $18,241,602 in long term debt outstanding. The debt is comprised of the following components:

                                  1998
Senior debt                $      6,900,000
Subordinated 10 yr. notes         4,906,775
Subordinated 20 yr. notes         4,034,827
Other notes payable               2,400,000
                           $     18,241,602

A.  SENIOR DEBT

The  senior  debt  is through First of America Bank - Illinois  NA  and  is subject to a credit agreement.  The debt bears interest at a rate equal  to the  "base  rate" plus nine-sixteenths of one percent.  The  Base  rate  is defined  as  the  floating daily, variable rate of interest determined  and announced  by First of America Bank from time to time as its "base  lending
rate."   The  base  rate  at March 31, 1998 was  8.5%.   Interest  is  paid
quarterly.   Principal payments of $1,000,000 are due in May of each  year, with  a  final payment due May 8, 2005.  On November 8, 1997,  the  Company prepaid the May 1998 principal payment.

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

B.  SUBORDINATED DEBT

The  subordinated  debt  was  incurred June 16,  1992  as  a  part  of  the acquisition  of  the  now  dissolved Commonwealth  Industries  Corporation,
(CIC).   The  10-year notes bear interest at the rate of 7 1/2% per  annum, payable  semi-annually beginning December 16, 1992.  These  notes,  provide for  principal payments equal to 1/20th of the principal balance  due  with each interest installment beginning December 16, 1997, with a final payment due  June  16,  2002.  In  June  1997, the Company  refinanced  a  $204,267 subordinated  10-year note as a subordinated 20-year note bearing  interest at the rate of 8.75% per annum.  The repayment terms of the refinanced note are  the same as the original subordinated 20 year notes.  The original 20-
year notes bear interest at the rate of 8 1/2% per annum on $3,529,865  and
8.75%  per annum on $504,962 (of which the $204,267 note refinanced in  the current  year is included), payable semi-annually with a lump sum principal payment due June 16, 2012.


C.  OTHER NOTES PAYABLE

FCC has outstanding promissory notes payable to United Income, Inc. ("UII")
and  United  Trust,  Inc.  ("UTI") of $700,000 and $300,000,  respectively.
These  notes bear interest at the rate of 1% above the variable  per  annum rate of interest most recently published by the Wall Street Journal as  the prime  rate.  Interest is payable quarterly with principal due at  maturity on May 8, 2006.  In February 1996, FCC borrowed an additional $150,000 from
UII  and  $250,000 from UTI to provide additional cash for liquidity.   The
note  bears interest at the rate of 1% over prime as published in the  Wall
Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

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


4.   COMMITMENTS AND CONTINGENCIES

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


5.   OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $218,625 and $222,431 in interest expense during the first quarter of 1998 and 1997, respectively. The Company paid no federal income tax in the first quarter of 1998 and $60,044 of federal income tax in the first quarter of 1997.

6.     EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.



                              For the period ended March 31, 1998
                                  Income         Shares        Per-Share
                               (Numerator)   (Denominator)      Amount

         BASIC EPS
Income available to common    $  (323,149)        54,555       $  (5.92)
 shareholders

    EFFECT OF DILUTIVE
        SECURITIES
None


        DILUTED EPS
Income available to common
 shareholders + assumed
conversions                   $  (323,149)        54,555       $  (5.92)



                              For the period ended March 31, 1997
                                  Income           Shares       Per-Share
                               (Numerator)       (Denominator)    Amount

         BASIC EPS
Income available to common
shareholders                  $  (193,275)          54,555        $  (3.54)

    EFFECT OF DILUTIVE
        SECURITIES
None


        DILUTED EPS
Income available to common
shareholders + assumed
conversions                   $  (193,275)          54,555        $  (3.54)



For the periods shown above there were no convertible securities or options in FCC.


7.   PROPOSED MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

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

8.   PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at March 31, 1998.


RESULTS OF OPERATIONS

FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

(a)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 9% when comparing first quarter 1998 to first quarter 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-
force  decreases.   Collected  premiums  on  universal  life  and  interest
sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Procedures ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, a contract has been signed with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

Net investment income decreased 3% when comparing 1998 to 1997. The decrease in net investment income is due to the decrease in invested assets. Although, net investment income decreased overall investment yields increased from 7.28% in 1997 to 7.35% in 1998. During the first quarter of 1998, the Company had maturities of approximately $15,000,000 from the fixed maturity portfolio. Of these maturities, approximately $10,000,000 was reinvested in fixed maturities and the remaining funds were placed in interest bearing cash equivalent accounts. The Company's investment advisor is anticipating a favorable shift, in the near future, of fixed maturity yields. The increase in cash is a short-term fluctuation. The Company anticipates the purchase of additional long-term fixed maturities in the near future.

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

The company had realized investment gains of $89,421 in the first quarter of 1998, compared to a realized investment loss of $4,928 in the first quarter of 1997. The current quarter investment gain can be attributed to a sale of real estate property for a profit of $82,024. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial in nature on an individual basis.

(b)   EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased approximately 10% in the first quarter of 1998 as compared to 1997. The decrease in premium revenues resulted in lower benefit reserve increases in the first quarter of 1998. In addition, policyholder benefits decreased due to a decrease in life benefit claims of approximately $403,000. There is no single event that caused mortality to decrease. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management.

Operating expenses decreased 7% in the first quarter 1998 compared to 1997. The decrease in operating expenses is due to a decrease in salaries. The decrease in salaries is due to the 10% reduction in staff compared to the previous year.

(c)    NET LOSS

The Company had a net loss of $323,149 during the first quarter of 1998 compared to a net loss of $193,275 during the first quarter of 1997. The change is related to the previously discussed decrease in premiums and policy fees received net of reinsurance premiums and fees, and a decrease in deferred federal income tax credits of $282,379 in the current quarter compared to the first quarter of 1997. The change in deferred income taxes is attributable to temporary differences between Generally Accepted Accounting Principles ("GAAP") and tax basis accounting.


FINANCIAL CONDITION

The financial condition of the Company has changed very little since December 31,1997. Total shareholder's equity decreased 2% as of March 31, 1998 compared to December 31, 1997.

Investments represent approximately 64% and 67% of total assets at March 31, 1998 and December 31, 1997, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of March 31, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 7% at March 31, 1998, and 5% at December 31, 1997. Fixed maturities as a percentage of total invested assets were 82% at March 31, 1998 and December 31, 1997.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities are reported in the financial statements at their amortized cost.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was $297,142 and $(666,880) in the first quarter of 1998 and 1997, respectively. The net cash provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $1,879,026 and $1,112,849 in the first quarter of 1998 and 1997, respectively. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $7,007,600 and ($2,799,588), in the first quarter of 1998 and 1997, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Cash generated by fixed maturities matured was $15,433,649 during the first quarter of 1998, and $953,856 during the first quarter of 1997. Cash used by purchasing fixed maturities was $10,210,000 during the first quarter of 1998, and $3,411,032 during the first quarter of 1997.

Policyholder contract deposits net of policyholder contract withdrawals decreased 11% in first quarter 1998 as compared to first quarter 1997. The change in policyholder contract activities is not attributable to any one significant event. Factors that influence policyholder contract activities are fluctuation of interest rates, competition and other economic factors.

At March 31, 1998, the Company had a total of $18,242,602 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997, when it increased to 8.5%. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the $1,000,000 May 8,1998, principal payment.

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

As of March 31, 1998 the Company has a total $29,479,285 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $18,241,602 of notes payable. FCC services this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from its wholly owned life insurance subsidiary Universal Guaranty Life Insurance Company (UG).

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and its earnings received on invested assets and cash balances. At March 31, 1998, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled.

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

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed at the end of the first quarter of 1998. Periodic regression testing will be performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance will be achieved using existing staff and without significant impact on the Company operationally or financially.


PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

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


PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will  make  an  equity  investment in UTI.  Under  the  terms  of  the  FSF
Agreement,  FSF  will  buy 473,523 authorized but unissued  shares  of  UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is not expected to be completed before July 31, 1998, and there can be no assurance that the transaction will be completed.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.


ITEM 6.  EXHIBITS


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1997.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      FIRST COMMONWEALTH CORPORATION
                               (Registrant)












Date:   May 12, 1998               By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   May 12, 1998               By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President and Chief
                                        Financial Officer