Form 10-Q
period 1998-06-30
FIRST COMMONWEALTH CORP
filed 1998-08-13
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


                QUARTERLY REPORT UNDER SECTION 13 AND 15(D)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended June 30, 1998              Commission File No. 0-5392


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


                   Shares outstanding at July 31, 1998:
                                  54,555
                   Common stock, par value $1 per share
                         FIRST COMMONWEALTH CORPORATION
                              (The "Company")


                             TABLE OF CONTENTS







Part I:  Financial Information                                      3



  Consolidated Balance Sheets as of June 30, 1998 and
  December 31, 1997                                                 3

  Consolidated Statements of Operations for the six
  months and three months ended June 30, 1998 and 1997              4

  Consolidated Statements of Cash Flows for the six
  months ended June 30, 1998 and 1997                               5

  Notes to Consolidated Financial Statements                        6

  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                              11





Part II - Other Information                                        16



  Item 5.  Other information                                       16

  Item 6. Exhibits                                                 16

  Signatures                                                       17

                         PART 1.  FINANCIAL INFORMATION
                          Item 1.  Financial Statements

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets


                                           June 30,    December 31,
ASSETS                                      1998        1997
Investments:
 Fixed maturities at amortized cost
 (market $182,281,827 and $184,782,568)$ 177,837,509$ 180,649,040
Investments held for sale:
Fixed maturities, at market
    (cost $1,581,670 and $1,672,298)       1,580,941    1,668,630
Equity securities, at market
    (cost $3,184,357 and $3,184,357)       2,405,955    3,001,744
   Mortgage loans on real estate
     at amortized cost                     9,670,902    9,469,444
   Investment real estate, at cost, net
    of accumulated depreciation            9,358,892    9,760,732
   Real estate acquired in
     satisfaction of debt                  1,794,544    1,724,544
   Policy loans                           14,314,416   14,207,189
   Short-term investments                    300,000    1,773,531
   Other invested assets                      66,212            0
                                         217,329,371  222,254,854

Cash and cash equivalents                 22,532,159   15,704,573
Investment in parent                         350,000      350,000
Accrued investment income                  3,544,330    3,630,773
Reinsurance receivables:
     Future policy benefits               37,353,943   37,814,106
     Policy claims and other benefits      3,663,810    3,529,078
Other accounts and notes receivable          840,066      840,066
Cost of insurance acquired                18,108,087   18,654,506
Deferred policy acquisition costs         15,854,134   16,745,720
Costs in excess of net assets purchased,
      net of  accumulated amortization     8,958,639    9,180,471
Property and equipment, net of
  accumulated depreciation                 2,999,264    3,152,182
Other assets                                 738,915      715,862
         Total assets                  $ 332,272,718$ 332,572,191

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
     Future policy benefits            $ 255,478,405$ 253,964,709
     Policy claims and benefits payable    1,422,766    2,080,907
     Other policyholder funds              2,374,883    2,445,469
     Dividend and endowment accumulations 15,090,590   14,679,816
Income taxes payable:
     Current                                  18,200       10,555
     Deferred                              3,014,614    3,365,692
Notes payable                             17,983,351   18,241,602
Indebtedness to affiliates, net               63,815       27,150
Other liabilities                          2,980,106    2,914,991
         Total liabilities               298,426,730  297,730,891
Minority interests in
   consolidated subsidiaries               1,660,788    1,634,877

Shareholders' equity:
Common stock - $1 par value per share.
  Authorized 62,500
    shares - 54,555 and 54,555
    shares issued
    after deducting
    treasury shares of 930 and 930            54,555       54,555
Additional paid-in capital                51,877,304   51,877,304
Unrealized depreciation of
   investments held for sale                (781,272)    (198,630)
Accumulated deficit                      (18,965,387) (18,526,806)
         Total shareholders' equity       32,185,200   33,206,423
         Total liabilities and
           shareholders' equity        $ 332,272,718$ 332,572,191

                           See accompanying notes.
                                     3

                      FIRST COMMONWEALTH CORPORATION
                            AND SUBSIDIARIES
                   Consolidated Statements of Operations

                            Three Months Ended      Six Months Ended
                             June 30,    June 30,    June 30,    June 30,
                              1998       1997          1998       1997

Revenues:
Premiums and policy fees  $ 8,182,157 $ 8,886,198 $16,650,503$ 17,958,594
Reinsurance premiums
  and policy fees          (1,071,078) (1,077,416) (2,307,943) (2,223,426)
Net investment income       3,796,112   3,839,187   7,527,849   7,698,804
Realized investment
  gains and (losses), net    (494,652)    (22,436)   (405,231)    (27,364)
Other income                   23,157      62,038      42,043      63,791
                           10,435,696  11,687,571  21,507,221  23,470,399


Benefits and other expenses:

Benefits, claims and
  settlement expenses:
Life                        6,153,999   6,474,044   12,586,590  13,365,823
Reinsurance benefits
  and claims                 (507,559)   (533,072)  (1,097,433)   (966,248)
Annuity                       364,192     395,099      742,734     751,353
Dividends to policyholders    909,260   1,024,504    1,925,204   2,152,006
Commissions and
  amortization of deferred
policy acquisition costs      847,558     690,913    2,174,235   2,057,323
Amortization of cost
   of insurance acquired      255,334     304,627      546,419     548,946
Operating expenses          2,192,484   2,747,749    4,572,826   5,304,405
Interest expense              395,346     400,290      791,986     805,605
                           10,610,614  11,504,154   22,242,561  24,019,213
Income (loss) before
 income taxes and
minority interest            (174,918)    183,417     (735,340)   (548,814)
Credit (provision) for
  income taxes                101,532    (352,740)     332,878     160,985
Minority interest in gain
of consolidated subsidiaries  (42,046)    (32,952)     (36,119)     (7,721)
Net loss                  $  (115,432)$  (202,275)$   (438,581)$  (395,550)


Basic loss per share from
   continuing operations
   and net loss           $     (2.12)$     (3.71)$      (8.04)$     (7.25)

Diluted loss per share
  from operations)
   and net loss           $     (2.12)$     (3.71)$      (8.04)$     (7.25)

                                See accompanying notes.

                           FIRST COMMONWEALTH CORPORATION
                                 AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                                          Six Months Ended
                                           June 30,    June 30,
                                            1998       1997
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss                                $  (438,581)$  (395,550)
Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities net of changes
  in assets and liabilities
  resulting from the sales and
  purchases of subsidiaries:
Amortization/accretion of fixed maturities  293,517     309,261
Realized investment (gains) losses, net     405,231      27,364
Policy acquisition costs deferred           (89,000)   (825,000)
Amortization of deferred
   policy acquisition costs                 980,586   1,122,318
Amortization of cost of insurance acquired  546,419     548,946
Amortization of costs in excess of net
  assets purchased                          221,832     221,832
Depreciation                                303,808     212,431
Minority interest                            36,119       7,721
Change in accrued investment income          86,443     (87,913)
Change in reinsurance receivables           325,431     881,288
Change in policy liabilities and accruals 1,436,287    (514,544)
Charges for mortality and administration of
  universal life and annuity products    (5,548,543) (4,736,072)
Interest credited to account balances     3,003,308   3,679,554
Change in income taxes payable             (343,433)    221,029
Change in indebtedness
  (to) from affiliates, net                  36,665      (65,156)
Change in other assets and
 liabilities, net                          (211,487)  (1,413,069)
Net cash provided by (used in)
  operating activities                    1,044,602     (805,560)

Cash flows from investing activities:
Proceeds from investments
  sold and matured:
Fixed maturities held for sale               83,928     140,000
Fixed maturities sold                             0           0
Fixed maturities matured                 19,429,686   3,492,302
Equity securities                                 0      42,801
Mortgage loans                              469,613     834,769
Real estate                                 827,765     234,073
Policy loans                              1,631,118   2,441,970
Short-term                                1,473,531     100,000
Total proceeds from investments
  sold and matured                       23,915,641   7,285,915
Cost of investments acquired:
Fixed maturities held for sale                    0           0
Fixed maturities                        (16,991,445) (8,262,020)
Equity securities                                 0    (710,388)
Mortgage loans                           (1,082,415)          0
Real estate                                (480,567)   (466,770)
Policy loans                             (1,738,345) (2,099,120)
Other invested assets                       (66,212)          0
Short-term                                        0    (100,000)
Total cost of investments acquired      (20,358,984)(11,638,298)
Purchase of property and equipment          (78,364)   (347,340)
Net cash provided by (used in)
   investing activities                   3,478,293  (4,699,723)

Cash flows from financing activities:
Policyholder contract deposits            8,025,990   9,997,553
Policyholder contract withdrawals        (5,721,299) (7,568,374)
Payment for fractional shares
   from reverse stock split                       0    (533,992)
Proceeds from issuance of notes payable           0     204,267
Payments of principal on notes payable     (258,251)   (962,519)
Net cash provided by financing activities 2,304,691   1,136,935

Net increase (decrease) in
  cash and cash equivalents               6,827,586  (4,368,348)
Cash and cash equivalents at
   beginning of period                   15,704,573  16,801,288
Cash and cash equivalents
  at end of period                     $ 22,532,159 $12,432,940

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

At  June  30, 1998, the parent, significant subsidiaries and affiliates  of
First   Commonwealth  Corporation  were  as  depicted  on   the   following
organizational chart.

                      ORGANIZATIONAL CHART
                      AS OF JUNE 30, 1998



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

2.   INVESTMENTS

As of June 30, 1998, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulations the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholder's equity.


3.   NOTES PAYABLE

At   June  30,  1998,  the  Company  had  $17,983,351  in  long  term  debt outstanding.  The debt is comprised of the following components:

                             1998
Senior debt                $ 6,900,000
Subordinated 10 yr. notes    4,648,524
Subordinated 20 yr. notes    4,034,827
Other notes payable          2,400,000
                          $ 17,983,351

A.  SENIOR DEBT

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at June 30, 1998 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the May 1998 principal payment.

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

B.  SUBORDINATED DEBT

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation,
(CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The 20-year notes bear interest at the rate of 8.5% per annum, interest payable semi-annually, with a lump sum principal payment due June 16, 2012. The Company refinanced a total of $504,962 of subordinated 10-year notes to subordinated 20-year notes bearing interest at the rate of 8.75% per annum. The terms, other than interest rate, of the refinanced notes are the same as the original subordinated 20 year notes.

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

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                  Year                                     Amount

                  1998                                   $  258,251
                  1999                                    1,916,504
                  2000                                    1,516,504
                  2001                                    1,516,504
                  2002                                    3,840,758


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


5.   OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $795,140 and $815,042 in interest expense through the second quarter of 1998 and 1997, respectively. The Company paid $10,555 and $60,044 in federal income tax through the second quarter of 1998 and 1997, respectively.

During the second quarter of 1998, the Company foreclosed on three mortgage loans, transferring a total value of $70,000 to real estate acquired in satisfaction of debt.

6.    EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                                For the YTD period ended June 30, 1998
                                    Income           Shares        Per-Share
                                    (Numerator)      (Denominator) Amount
BASIC EPS
Income available to
 common shareholders            $   (438,581)        54,555      $  (8.04)

EFFECT OF DILUTIVE SECURITIES
None


DILUTED EPS
Income available to
 common shareholders            $
 and assumed conversions            (438,581)        54,555      $  (8.04)

                            For  the  second quarter ended June  30,
                            1998
                                 Income          Shares         Per-Share
                                 (Numerator)     (Denominator)  Amount
BASIC EPS
Income available to
  common shareholders       $    (115,432)       54,555       $  (2.12)

EFFECT      OF     DILUTIVE
SECURITIES
None


DILUTED EPS
Income available to
 common shareholders        $                                 $
 and assumed conversions         (115,432)       54,555          (2.12)

                            For the YTD period ended June 30, 1997
                                 Income          Shares         Per-Share
                                 (Numerator)     (Denominator)  Amount
BASIC EPS
Income available to
 common shareholders        $    (395,550)       54,555       $  (7.25)

EFFECT      OF     DILUTIVE
SECURITIES
None


DILUTED EPS
Income available to
 common shareholders        $
 and assumed conversions         (395,550)       54,555       $  (7.25)

                            For  the  second quarter ended June  30, 1997
                                 Income          Shares          Per-Share
                                 (Numerator)     (Denominator)   Amount
BASIC EPS
Income available to
 common shareholders        $    (202,275)       54,555       $  (3.71)

EFFECT      OF     DILUTIVE
SECURITIES
None


DILUTED EPS
Income available to
 common shareholders        $
 and assumed conversions         (202,275)       54,555       $  (3.71)


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

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur before the end of 1998.

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur prior to the end of 1998. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed during the third quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at June 30, 1998.

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


RESULTS OF OPERATIONS

(A)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 9% when comparing the six and three months ended June 30, 1998 to the same periods in 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Procedures ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, a contract is pending with a different unrelated party for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

Net investment income decreased 2% and 1% when comparing the six and three months ended June 30, 1998 to the same period one year-ago, respectively. The decrease in net investment income is due to the decrease in invested assets. The decrease in invested assets and the increase in cash and cash equivalents is a short-term fluctuation as management positions the Company for the pending change in control of UTI.

The overall investment yields for 1998 and 1997, are 7.3% and 7%, respectively. The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future.

The Company had net realized investment losses of $405,231 and $27,364 for the six months ended June 30, 1998 and 1997, respectively. The Company had net realized investment losses of $494,652 and $22,436 for the three months end June 30, 1998 and 1997, respectively. The current period investment losses can be attributed to the foreclosure of three mortgage loans, which represents 69% of realized investment losses. At this writing, the three foreclosed properties are under contract for sale at book values.


(B)    EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 7% and 5% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in life benefits net of reinsurance is due to the decrease in premium revenues that resulted in lower benefit reserve increases. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $1,329,000 and $722,000 for the six and three months ended June 30, 1998 compared to the same periods one year-ago, respectively. There is no single event that caused death benefits to decrease. Death claims vary from year to year and therefore, fluctuations in death benefits are to be expected and are not considered unusual by management.

Operating expenses decreased 14% and 20% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in operating expenses is due to the decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer.

Interest expense decreased 2% and 1% for the six and three months ended June 30, 1998 as compared to the same periods one year-ago, respectively. Since December 31, 1998, notes payable decreased approximately $258,000. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point and has remained at 8.5%. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 3 "Notes Payable" in the Notes to the Consolidated Financial Statements for more information.


(C)    NET LOSS

The net loss for the current periods compared to the previous year is directly related to the realized investment losses. The Company did experience improvement in the relationship between operating expenses and premium revenues. The ratios for the six months ended June 30, 1998 and 1997 are 27% and 30%, respectively. The ratios for the three months ended June 30, 1998 and 1997 are 27% and 31%.


FINANCIAL CONDITION

The financial condition of the Company has changed very little since December 31,1997. Total shareholder's equity decreased 3% as of June 30, 1998 compared to December 31, 1997.

Investments represent approximately 65% and 67% of total assets at June 30, 1998 and December 31, 1997, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of June 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 7% at June 30, 1998, and 5% at December 31, 1997. Fixed maturities as a percentage of total invested assets were 82% at June 30, 1998 and December 31, 1997.

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

Cash provided by (used in) operating activities was $1,044,602 and $(805,560) for the six months ended June 30, 1998 and 1997, respectively. The net cash provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $3,349,293 and $1,623,619 for the six months ended June 30, 1998 and 1997, respectively. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $3,478,293 and ($4,699,723), for the six months ended June 30, 1998 and 1997, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. The increase in fixed maturities matured is due to the timing of the investment strategy, which started six years ago. The strategy was investing funds into fixed maturity investments with three to seven year maturities. Over the past several years the difference between a seven year maturity investment yield compared to a longer period investment yield was inconsequential. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $2,304,691 and $1,136,935 for 1998 and 1997, respectively. Policyholder contract deposits decreased 20% in 1998 compared to 1997. Policyholder contract withdrawals has decreased 24% in 1998 compared to 1997. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At June 30, 1998, the Company had a total of $17,983,351 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate at issuance of the loan was 8.25%, and has remained unchanged through March 1, 1997, when it increased to 8.5%. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1997, the Company prepaid the $1,000,000 May 8,1998, principal payment.

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

As of June 30, 1998 the Company has a total $26,819,055 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $17,983,351 of notes payable. FCC services this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from its wholly owned life insurance subsidiary Universal Guaranty Life Insurance Company (UG).

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and its earnings received on invested assets and cash balances. At June 30, 1998, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled.

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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed during the third quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

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

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur before the end of 1998.

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur prior to the end of 1998. The proposed merger is not contingent upon the pending change in control of UTI.


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

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. The transaction is expected to be completed during the third quarter 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

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





FIRST COMMONWEALTH CORPORATION
(Registrant)












Date:   August 10, 1998            By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:   August 10, 1998            By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President and Chief
                                        Financial Officer