Form 10-Q
period 1998-09-30
FIRST COMMONWEALTH CORP
filed 1998-11-13
CIK 200776

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 AND 15(D)
     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998


[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to


                        Commission File No. 0-5392

                      FIRST COMMONWEALTH CORPORATION
          (Exact name of registrant as specified in its charter)

              VIRGINIA                                     54-0832816
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification No.)


                          5250 SOUTH SIXTH STREET
                               P.O. BOX 5147
                          SPRINGFIELD, IL  62705
            (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (217) 241-6300



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of October 31, 1998, was 54,540.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                              (The "Company")


                             TABLE OF CONTENTS






Part 1 - Financial Information                                               3



  Item 1.  Financial Statements                                              3

  Consolidated Balance Sheets as of September 30, 1998 and
  December 31, 1997                                                          3
  Consolidated Statements of Operations for the nine and
  three months ended September 30, 1998 and 1997                             4
  Consolidated Statements of Cash Flows for the nine months
  ended September 30, 1998 and 1997                                          5
  Notes to Consolidated Financial Statements                                 6
  Item 2.  Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                       11


Part II - Other Information                                                 16



  Item 1.  Legal Proceedings                                                16
  Item 2.  Changes in Securities                                            16
  Item 3.  Defaults Upon Senior Securities                                  16
  Item 4.  Submission of Matters to a Vote of Security Holders              16
  Item 5.  Other information                                                16
  Item 6.  Exhibits and Reports on Form 8-K.                                17




Signatures                                                                  18

                      PART 1.  FINANCIAL INFORMATION
                       ITEM 1.  FINANCIAL STATEMENTS

                      FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                          September 30,   December 31,
                ASSETS                       1998           1997

Investments:
   Fixed maturities at amortized cost
         (market $180,997,557
          and $184,782,568)              $  172,995,522 $ 180,649,040
   Investments held for sale:
     Fixed maturities, at market
      (cost $1,498,095 and $1,672,298)        1,508,793     1,668,630
   Equity securities, at market
      (cost $2,820,685 and $3,184,357)        1,986,074     3,001,744
   Mortgage loans on real estate at
      amortized cost                          9,724,950     9,469,444
   Investment real estate, at cost,
      net of accumulated depreciation
      depreciation                            9,283,288     9,760,732
   Real estate acquired in satisfaction
      of debt                                 1,646,001     1,724,544
   Policy loans                              13,972,263    14,207,189
   Short-term investments                       200,000     1,773,531
   Other invested assets                         66,212             0
                                            211,383,103   222,254,854

Cash and cash equivalents                    28,018,449    15,704,573
Investment in parent                            350,000       350,000
Accrued investment income                     3,770,950     3,630,773
Reinsurance receivables:
     Future policy benefits                  37,154,899    37,814,106
     Policy claims and other benefits         3,539,631     3,529,078
Other accounts and notes receivable             875,745       840,066
Cost of insurance acquired                   17,867,851    18,654,506
Deferred policy acquisition costs            15,353,841    16,745,720
Costs in excess of net assets purchased,
      net of accumulated amortization         8,847,723     9,180,471
Property and equipment, net of accumulated
      depreciation                            3,005,764     3,152,182
Other assets                                    968,442       715,862
      TOTAL ASSETS                        $ 331,136,398 $ 332,572,191

        LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
     Future policy benefits               $ 253,854,776 $ 253,964,709
     Policy claims and benefits payable       2,086,070     2,080,907
     Other policyholder funds                 2,263,474     2,445,469
     Dividend and endowment accumulations 15,134,097 14,679,816 Income taxes payable:
     Current                                     43,098        10,555
     Deferred                                 2,247,279     3,365,692
Notes payable                                17,983,351    18,241,602
Indebtedness to affiliates, net                  66,606        27,150
Other liabilities                             2,883,567     2,914,991
      TOTAL LIABILITIES                     296,562,318   297,730,891
Minority interests in consolidated
   subsidiaries                               1,685,951     1,634,877

Shareholders' equity:
Common stock - $1 par value per share.
  Authorized 62,500 shares - 54,540
  and 54,555 shares after deducting
  treasury shares of 945 and 930                 54,540        54,555
Additional paid-in capital                   51,875,819    51,877,304
Unrealized depreciation of investments
   held for sale                               (730,576)     (198,630)
Accumulated deficit                         (18,311,654)  (18,526,806)
         TOTAL SHAREHOLDERS' EQUITY          32,888,129    33,206,423
         TOTAL LIABILITIES AND
              SHAREHOLDERS' EQUITY        $ 331,136,398 $ 332,572,191

                             See accompanying notes.

                      FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS

                              Three Months Ended          Nine Months Ended
                              Sept 30     Sept 30       Sept 30    Sept 30
                                1998        1997          1998       1997

Revenues:

  Premiums and policy fees $ 7,504,326 $ 8,079,691  $ 24,154,829 $ 26,038,285
  Reinsurance premiums and
    policy fees             (1,260,457) (1,440,297)   (3,568,400)  (3,663,723)
  Net Investment Income      3,802,812   3,689,445    11,330,661   11,388,249
  Realized investment gains
    (losses),net              (426,662)   (108,832)     (831,893)    (136,196)
  Other income                  17,529        (433)       59,572       63,358
                             9,637,548  10,219,574    31,144,769   33,689,973

Benefits and other expenses:

  Benefits, claims and
    settlement expenses:
     Life                    5,904,412   5,890,748    18,491,002   19,256,571
     Reinsurance benefits
       and claims             (961,260)   (481,468)   (2,058,693)  (1,447,716)
     Annuity                   353,286     410,813     1,096,020    1,162,166
     Dividends to
       policyholders           781,429     922,224     2,706,633    3,074,230
  Commissions and amortization
       of deferred policy
       acquisition costs       960,516   1,229,006     3,134,751    3,286,329
  Amortization of cost of
       insurance acquired      240,236     299,210       786,655      848,156
  Operating expenses         2,023,484   2,432,709     6,596,310    7,737,114
  Interest expense             399,133     404,253     1,191,119    1,209,858
                             9,701,236  11,107,495    31,943,797   35,126,708
Loss before income taxes
  and minority interest        (63,688)   (887,921)    (799,028)   (1,436,735)
Credit for income taxes        742,437     139,988    1,075,315       300,973
Minority interest in gain
  of consolidated
  subsidiaries                 (25,016)    (14,441)     (61,135)      (22,162)
Net income (loss)           $  653,733  $ (762,374)   $  215,152 $ (1,157,924)

Basic earnings per share
  from continuing
  operations and net
  income (loss)            $     11.99  $   (13.97)   $     3.94 $     (20.25)

Diluted earnings per share
  from continuing
  operations and net
  income (loss)            $     11.99  $   (13.97)   $     3.94 $     (20.25)


Basic weighted average
  shares outstanding            54,542      54,560        54,554       57,171

Diluted weighted average
  shares outstanding            54,542      54,560        54,554       57,171


                              See Accompanying Notes

                      FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                Nine Months Ended
                                          September 30    September 30,
                                             1998             1997
Increase (decrease) in cash and
  cash equivalents
Cash flows from operating activities:
   Net income (loss)                       $   215,152    $ (1,157,924)
   Adjustments to reconcile net income
    (loss)to net cash provided by
    (used in)operating activities net
     of changes in assets and
     liabilities resulting from the
     sales and purchases of subsidiaries:
          Amortization/accretion of fixed
             maturities                        467,716         460,743
          Realized investment (gains)
            losses, net                        831,893         136,196
          Policy acquisition costs
            deferred                          (135,000)       (557,000)
         Amortization of deferred policy
            acquisition                      1,526,879       1,523,977
         Amortization of cost of insurance
           acquired                            786,655         848,156
         Amortization of costs in excess
           of net assets purchased             332,748         332,748
         Depreciation                          350,268         352,074
         Minority interest                      61,135          22,162
         Change in accrued investment
           income                             (140,177)       (437,017)
         Change in reinsurance receivables     648,654         987,040
         Change in policy liabilities and
           accruals                            785,074         844,478
         Charges for mortality and
           administration of universal
           life and annuity                 (8,116,570)     (7,996,086)
         Interest credited to account
           balances                          5,322,471       5,432,922
         Change in income taxes payable     (1,085,870)       (361,017)
         Change in indebtedness (to) from
           affiliates, net                      39,456         (33,256)
         Change in other assets and
           liabilities, net                   (610,058)     (1,336,324)
NET CASH PROVIDED BY (USED IN)
    OPERATING ACTIVITES                      1,280,426        (938,128)

Cash flows from investing activities:
  Proceeds from investments sold and
  matured:
     Fixed maturities held for sale            164,097               0
     Fixed maturities sold                           0               0
     Fixed maturities matured               32,371,454       8,186,791
     Equity securities                         450,000         105,261
     Mortgage loans                            943,156       1,146,863
     Real estate                             1,039,924         510,806
     Policy loans                            2,941,532       3,799,553
     Short-term                              1,573,531         400,000
  Total proceeds from investments
  sold and matured                          39,483,694      14,149,274
  Cost of investments acquired:
     Fixed maturities held for sale                  0               0
     Fixed maturities                      (25,166,178)    (14,301,690)
     Equity securities                         (79,053)       (710,387)
     Mortgage loans                         (1,577,694)       (134,314)
     Real estate                              (941,618)       (937,268)
     Policy loans                           (2,706,606)     (3,573,018)
     Other invested assets                     (66,212)              0
     Short-term                                      0        (400,000)
  Total cost of investments acquired       (30,537,361)    (20,056,677)
  Purchase of property and equipment           (89,424)       (431,910)
NET CASH PROVIDED BY (USED IN)
   INVESTING ACTIVITIES                      8,856,909      (6,339,313)

Cash flows from financing activities:
     Policyholder contract deposits         11,989,493      14,069,987
     Policyholder contract withdrawals      (9,812,952)    (11,280,925)
     Payment for fractional shares from
      reverse stock split                            0        (535,851)
     Proceeds from issuance of notes
      payable                                        0               0
     Payments of principal on notes
      payable                                 (258,251)       (758,251)
NET CASH PROVIDED BY FINANCING ACTIVITIES    2,176,541       1,494,960

Net increase (decrease) in cash
  and cash equivalents                       12,313,876      (5,782,481)
Cash and cash equivalents at
  beginning of period                        15,704,573      16,801,288
Cash and cash equivalents at end
  of period                                $ 28,018,449    $ 11,018,807


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

At September 30, 1998, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                      ORGANIZATIONAL CHART
                    AS OF SEPTEMBER 30, 1998



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

2.   INVESTMENTS

As of September 30, 1998, fixed maturities and fixed maturities held for sale represented 83% of total invested assets. As prescribed by the various state insurance department statutes and regulations the insurance companies' investment portfolio is required to be invested primarily in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholder's equity.


3.   NOTES PAYABLE

At September 30, 1998, the Company had $17,983,351 in long term debt outstanding. The debt is comprised of the following components:

                         9/30/98
Senior debt         $   6,900,000
Subordinated 10 yr.     4,648,524
notes
Subordinated 20 yr.     4,034,827
notes
Other notes payable     2,400,000
                    $  17,983,351

A.  SENIOR DEBT

The senior debt is through First of America Bank - Illinois NA and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate." The base rate at September 30, 1998 was 8.5%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1998, the Company prepaid one-half or $500,000 of the May 1999 principal payment. The base rate dropped one-half a percentage point during October. The base rate at October 31, 1998 was 8.0%.

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

On November 8, 1998, the Company prepaid $500,000 of the 1999 principal payment due on the senior debt.

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

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.

5.   OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $1,004,084 and $1,022,740 in interest expense through the third quarter of 1998 and 1997, respectively. The Company paid $10,555 and $60,044 in federal income tax through the third quarter of 1998 and 1997, respectively.

During the second quarter of 1998, the Company foreclosed on three mortgage loans, transferring a total value of $70,000 to real estate acquired in satisfaction of debt.

6.   EARNINGS PER SHARE

The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations as presented on the income statement.

                             For the YTD period ended September 30, 1998
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)      Amount
BASIC EPS
Income available to common
shareholders                  $  215,152               54,554       $  3.94


EFFECT OF DILUTIVE
SECURITIES
None                                   0                    0



DILUTED EPS
Income available to common
shareholders and assumed
conversions                   $  215,152               54,554       $  3.94



                             For the third quarter ended September 30, 1998
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)      Amount
BASIC EPS
Income available to common    $  653,733               54,542      $  11.99
shareholders

EFFECT OF DILUTIVE
SECURITIES
None                                   0                    0


DILUTED EPS
Income available to common
shareholders and assumed
conversions                   $  653,733               54,542      $  11.99


                             For the YTD period ended September 30, 1997
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)       Amount
BASIC EPS
Income available to common
shareholders                  $(1,157,924)              57,171    $  (20.25)
shareholders

EFFECT OF DILUTIVE
SECURITIES
None                                    0                    0


DILUTED EPS
Income available to common
shareholders and assumed
conversions                   $(1,157,924)              57,171    $  (20.25)

                             For the third quarter ended September 30, 1997
                                   Income          Shares         Per-Share
                                 (Numerator)     (Denominator)      Amount
BASIC EPS
Income available to common
shareholders                   $  (762,374)             54,560    $  (13.97)


EFFECT OF DILUTIVE
SECURITIES
None                                     0                   0


DILUTED EPS
Income available to common
shareholders and assumed
conversions                    $  (762,374)             54,560    $  (13.97)


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

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur during the first quarter of 1999. The proposed merger is not contingent upon the pending change in control of UTI.


8.   PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will make an equity investment in UTI. Mr. Jesse T. Correll who signed the initial letter of intent with UTI dated February 19, 1998, is the majority shareholder of FSF. Under the terms of the FSF Agreement, FSF will buy
473,523 authorized but unissued shares of UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter of 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                           RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at September 30, 1998.

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


RESULTS OF OPERATIONS

(A)    REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 8% and 6% when comparing the nine and three months ended September 30, 1998 to the same periods in 1997, respectively. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. At this writing, a contract is pending with First Southern Funding "FSF" (FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company) for the change in control of UTI. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. However, management believes the affiliation with FSF will facilitate long-term growth opportunities. The expected long-term benefits to UTI are an increase in capital, which will enable the Company to pursue further growth through acquisitions. Nationally there is a trend toward consolidation of the financial service industry with proposed legislation to remove barriers between banks and insurance companies.

Net investment income increased 3% when comparing the three months ended September 30, 1998 to the same period one year-ago. The increase in the current quarter is due to several factors. The improvement in cash flow from operations compared to the previous year. The Company changed banks during 1997, which provided an improvement in yield on cash balances. Another factor that contributed to the increase is the investment of funds in mortgage loans. A higher percentage of investments acquired have been directed to mortgage loans compared to previous periods. These loans provide an investment yield, which are approximately 3% above the yield that can be obtained from quality fixed maturities currently available.

Net investment income decreased slightly when comparing the nine months ended September 30, 1998 to the same period one year ago. The decrease in net investment income is due to the decrease in invested assets. The decrease in invested assets and the increase in cash and cash equivalents is a short-term fluctuation as management positions the Company for the pending change in control of UTI. The effects of lost investment revenue are partially offset by the factors discussed in the above quarterly comparison of investment income.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the September 1998 board of directors meeting it was deemed necessary to reduce interest crediting rates one half of a percentage point on certain products. This decision was prompted by the overall decline in market interest rates. The change in credited interest rates affects approximately $60,000,000 of policy liabilities. The expected savings to the Company will be approximately $300,000 per year. The change in credited interest rates is not immediate. The change is effective on the anniversary of the policy.

The Company had net realized investment losses of $831,893 and $136,196 for
the nine months ended September 30, 1998 and 1997, respectively.   The
Company had net realized investment losses of $426,662 and $108,832 for the three months end September 30, 1998 and 1997, respectively. During third quarter of 1998 the Company entered into agreements to sell two non-income-producing properties. The Company recorded a loss of $310,000 based on these contracts. The Company realized a loss of $88,000 on the investment in John Alden Financial Corporation common stock. Under the terms of an acquisition agreement between Fortis, Inc. and John Alden all outstanding common shares of John Alden were acquired. The foreclosure of three mortgages during second quarter of 1998 resulted in realized losses of $301,000. The foreclosed properties were subsequently sold for book value.

(B)    EXPENSES

Life benefits, net of reinsurance benefits and claims, decreased 8% and 9% for the nine and three months ended September 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in life benefits net of reinsurance is due to the decrease in premium revenues that resulted in lower benefit reserve increases. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $1,059,000 for the nine months ended September 30, 1998 compared to the same period one year-ago. Policyholder benefits increased due to an increase in death benefit claims of $270,000 for the three months ended September 30, 1998 compared to the same period one year-ago. There is no single event that caused death benefits to increase or decrease. Death claims vary from period to period and therefore, fluctuations in death benefits are to be expected and are not considered unusual by management.

Operating expenses decreased 15% and 16% for the nine and three months ended September 30, 1998 as compared to the same periods one year-ago, respectively. The decrease in operating expenses is due to the decrease in salaries. The decrease in salaries is due to a 10% reduction in staff compared to the previous year, including the retirement of an executive officer.

Interest expense decreased 2% and 1% for the nine and three months ended September 30, 1998 as compared to the same periods one year-ago, respectively. Since December 31, 1997, notes payable decreased approximately $258,000.

In future periods, interest expense is expected to decrease due to scheduled principal reductions of notes payable. On November 8, 1998, the Company prepaid $500,000 of the 1999 principal payment due on the senior debt. In October 1998, the base interest rate of variable rate debt decreased one-half of one percentage point. This decrease affects approximately $9,300,000 of the outstanding notes payable as of September 30, 1998. The base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank. Please refer to Note 3 "Notes Payable" in the Notes to the Consolidated Financial Statements for more information.

(C) NET INCOME

The improvement in net income for the current periods compared to the previous year is directly related to the decrease in life benefits and operating expenses.


FINANCIAL CONDITION

The financial condition of the Company has changed very little since December 31,1997. Total shareholder's equity decreased 1% as of September 30, 1998 compared to December 31, 1997.

Investments represent approximately 64% and 67% of total assets at September 30, 1998 and December 31, 1997, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of September 30, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.


LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 8% at September 30, 1998, and 5% at December 31, 1997. Fixed maturities as a percentage of total invested assets were 82% at September 30, 1998 and December 31, 1997.

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

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.
Cash provided by (used in) operating activities was $1,280,426 and $(938,128) for the nine months ended September 30, 1998 and 1997, respectively. The net cash provided by operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $3,456,967 and $1,850,934 for the nine months ended September 30, 1998 and 1997, respectively. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $8,856,909 and ($6,339,313), for the nine months ended September 30, 1998 and 1997, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. The increase in fixed maturities matured is due to the timing of the investment strategy, which started six years ago. The strategy was investing funds into fixed maturity investments with three to seven year maturities. Over the past several years the difference between a seven year maturity investment yield compared to a longer period investment yield was inconsequential. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $2,176,541 and $1,494,960 for the nine months ended September 30, 1998 and 1997, respectively. Policyholder contract deposits decreased 15% in 1998 compared to 1997. Policyholder contract withdrawals has decreased 13% in 1998 compared to 1997. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At September 30, 1998, the Company had a total of $17,983,351 in long-term debt outstanding. Long-term debt principal reductions are approximately $1.5 million per year over the next several years. The senior debt is through First of America Bank - NA and is subject to a credit agreement. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by First of America Bank from time to time as its "base lending rate". The base rate changed to 8.5% on March 1, 1997 and has remained unchanged through September 30, 1998. Interest is paid quarterly and principal payments of $1,000,000 are due in May of each year, with a final payment due May 8, 2005. On November 8, 1998, the Company prepaid $500,000 of the May 8,1999, principal payment. The base interest rate was reduced one-half of one percent during October 1998. Based on the interest rate reduction on approximately $9,300,000 of the outstanding notes payable as of September 30, 1998 it will save $46,500 of interest expense over a one-year period.

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

As of September 30, 1998 the Company has a total $31,713,316 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $17,983,351 of notes payable. FCC services this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from its wholly owned life insurance subsidiary Universal Guaranty Life Insurance Company (UG).

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and its earnings received on invested assets and cash balances. At September 30, 1998, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled.

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

PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will make an equity investment in UTI. Mr. Jesse T. Correll who signed the initial letter of intent with UTI dated February 19, 1998, is the majority shareholder of FSF. Under the terms of the FSF Agreement, FSF will buy
473,523 authorized but unissued shares of UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter of 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
Not applicable


ITEM 2.  CHANGES IN SECURITIES
Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable


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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur during the first quarter of 1999. The proposed merger is not contingent upon the pending change in control of UTI.

PENDING CHANGE IN CONTROL OF UNITED TRUST, INC.

On April 30, 1998, UTI and First Southern Funding, a Kentucky corporation ("FSF"), signed a Definitive Agreement ("the FSF Agreement") whereby FSF will make an equity investment in UTI. Mr. Jesse T. Correll who signed the initial letter of intent with UTI dated February 19, 1998, is the majority shareholder of FSF. Under the terms of the FSF Agreement, FSF will buy
473,523 authorized but unissued shares of UTI common stock for $15.00 a share and will also buy 389,715 shares of UTI common stock that UTI purchased during the last year in private transactions at the average price UTI paid for such stock, plus interest, or approximately $10.00 per share. FSF will also purchase 66,667 shares of UTI common stock and $2,560,000 of face amount convertible bonds which are due and payable on any change in control of UTI, in private transactions, primarily from officers of UTI. In addition, FSF will be granted a three year option to purchase up to 1,450,000 shares of UTI common stock for $15.00 per share.

Management of UTI intends to use the equity that is being contributed to expand their operations through the acquisition of other life insurance companies. The transaction is subject to the receipt of regulatory and other approvals; and the satisfaction of certain conditions. Two of the three states in which regulatory approval is required have granted such approval. The third state (West Virginia) is expected to approve by the end of November. The transaction is expected to be completed during the fourth quarter of 1998. There can be no assurance that the transaction will be completed. The pending change in control of UTI is not contingent upon the merger of UTI and UII.

FSF is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns five banks that operate out of 14 locations in central Kentucky.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

   (a)    Exhibits

   27     Financial Data Schedule (filed only electronically with the SEC)

   (b)    Reports on Form 8-K

          No reports of Form 8-K were filed during the quarter.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                      FIRST COMMONWEALTH CORPORATION
                               (Registrant)












Date:  November 12, 1998           By   /s/ James E. Melville
                                     James E. Melville
                                     President, Chief Operating Officer
                                        and Director








Date:  November 12, 1998           By   /s/ Theodore C. Miller
                                     Theodore C. Miller
                                     Senior Vice President and Chief
                                        Financial Officer