Form 10-K
period 1998-12-31
FIRST COMMONWEALTH CORP
filed 1999-03-29
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998        Commission File Number 0-5392

                         FIRST COMMONWEALTH CORPORATION
                         ------------------------------
             (Exact Name of Registrant as specified in its charter)

                             5250 South Sixth Street
                                  P.O. Box 5147
                              Springfield, IL 62705
                              ---------------------
          (Address of principal executive offices, including zip code)

           VIRGINIA                                                54-0832816
           --------                                                ----------
(State or other jurisdiction                                   (I.R.S. Employer
incorporation or organization)                              Identification No.)

Registrant's telephone number, including area code:  (217) 241-6300

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                         on which registered
-------------------                                         -------------------
     None                                                             None

Securities registered pursuant to Section 12(g) of the Act:

                               Title of each class
                               -------------------

                      Common Stock, par value $1 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

At March 12, 1999, the Registrant had outstanding 54,539 shares of Common Stock, par value $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         FIRST COMMONWEALTH CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998


                                TABLE OF CONTENTS



PART I.........................................................................3


   ITEM 1.  BUSINESS...........................................................3


   ITEM 2.  PROPERTIES........................................................16


   ITEM 3.  LEGAL PROCEEDINGS.................................................16


   ITEM 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS...............16


PART II.......................................................................17


   ITEM 5.  MARKET FOR COMPANY'S COMMON STOCK AND RELATED SECURITY
            HOLDERS MATTERS...................................................17


   ITEM 6.  SELECTED FINANCIAL DATA...........................................18


   ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.........................................19


   ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................35


   ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
            DISCLOSURE........................................................65


PART III......................................................................65


   ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............65


   ITEM 11.  EXECUTIVE COMPENSATION...........................................67


   ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...73


   ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................75


PART IV.......................................................................79


   ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
             ON FORM 8-K......................................................79

                                     PART I

ITEM 1.  BUSINESS


FORWARD-LOOKING INFORMATION

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ from those in the forward-looking statements is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations."


OVERVIEW

First Commonwealth Corporation (the "Registrant") was incorporated in 1967, under the laws of the State of Virginia to serve as an insurance holding company. The Registrant and its subsidiaries (the "Company") have only one significant industry segment insurance. The Company's dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance, and the acquisition of other companies in the insurance business.

At December 31, 1998, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:

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


HISTORY

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

On February 20, 1992, UTI and UII, formed a joint venture, United Trust Group, Inc., ("UTG"). On June 16, 1992, UTI contributed $2.7 million in cash, an $840,000 promissory note and 100% of the common stock of its wholly owned life insurance subsidiary, (UTAC). UII contributed $7.6 million in cash and 100% of its life insurance subsidiary, (USA), to UTG. After the contributions of cash, subsidiaries, and the note, UII owns 47% and UTI owns 53% of UTG.

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

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash.

UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the above transactions, and together with shares of UTI acquired in the market, FSF and affiliates own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

This transaction provides the Company with increased opportunities. The additional capitalization has enabled UTI to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and First Southern Funding and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation is currently pending that would eliminate many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes this transaction positions the Company for continued growth and competitiveness into the future as the financial industry changes.


PRODUCTS

The Company's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the "Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 5.5% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium and administrative loads are a general expense charge, which is added to a policy's net premium to cover the insurer's cost of doing business. A premium load is assessed upon the receipt of a premium payment. An administrative load is a monthly maintenance charge. The administrative load and surrender charge are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the early years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is credited from the policy issue date and is contractually guaranteed.

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

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those which are currently being marketed. Interest sensitive products including universal life and excess interest whole life ("fixed premium UL") account for 50% of the insurance in force. Approximately 34% of the insurance in force is participating business, which represents policies under which the policyowner shares in the insurance companies statutory divisible surplus. The Company's average persistency rate for its policies in force for 1998 and 1997 has been 89.9% and 89.4%, respectively. The Company does not anticipate any material fluctuations in these rates in the future that may result from competition.

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


MARKETING

The Company markets its products through separate and distinct agency forces. The Company has approximately 45 captive agents who actively write new business, and 15 independent agents who primarily service their existing customers. No individual sales agent accounted for over 10% of the Company's premium volume in 1998. The Company's sales agents do not have the power to bind the Company.

Marketing is based on a referral network of community leaders and shareholders of UII and UTI. Recruiting of sales agents is also based on the same referral network. New sales are marketed by UG and USA through their agency forces using prepared presentation materials and personal computer illustrations when appropriate. Current marketing efforts are primarily focused on the Midwest region.

USA is licensed in Illinois, Indiana and Ohio. During 1998, Ohio accounted for 96% of USA's direct premiums collected.

ABE is licensed in Alabama, Arizona, Illinois, Indiana, Louisiana and Missouri. During 1998, Illinois and Indiana accounted for 45% and 33%, respectively of ABE's direct premiums collected.

APPL is licensed in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 1998, West Virginia accounted for 96% of APPL's direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 1998, Illinois accounted for 32%, and Ohio accounted for 12% of direct premiums collected. No other state accounted for more than 7% of direct premiums collected in 1998.

In 1998 $35,899,905 of total direct premium was collected by USA, ABE, APPL and UG. Ohio accounted for 32%, Illinois accounted for 21%, and West Virginia accounted for 10% of total direct premiums collected.

New business production has decreased 43% from 1996 to 1997 and 39% from 1997 to 1998. Several factors have had a significant impact on new business production. Over the last two years there has been the possibility of a change in control of UTI. In September of 1996, an agreement was reached effecting a change in control of UTI to an unrelated party. The transaction did not materialize. On November 20, 1998, UTI closed on a transaction with First Southern Funding, LLC in which First Southern became the largest shareholder of UTI. These events, and the uncertainty surrounding each event, have hurt the insurance companies' ability to attract and maintain sales agents. In addition, increased competition for consumer dollars from other financial institutions, product Illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company.

The Company is currently in a position where it must increase its new business writings or look at measures to reduce costs associated with new business production to a level more in line with the current level of production. In late 1998, A.M. Best Company, a leading insurance industry rating agency, increased its rating assigned to UG, the Company's largest insurance subsidiary, from a C++ to a B. This rating change should aid in the agents selling ability although to what extent is currently unknown.


UNDERWRITING

The underwriting procedures of the insurance subsidiaries are established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant's age and medical history. Additional information may include inspection reports, medical examinations, and statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

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

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% in 1998 and 5.0% to 6.0% in 1997 and 1996.


REINSURANCE

As is customary in the insurance industry, the insurance affiliates cede insurance to other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 1998, the Company had insurance in force of $3.536 billion of which approximately $924 million was ceded to reinsurers.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of
September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1998.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1998, 1997 and 1996 was as follows:


                                            Shown in thousands
                          --------------------------------------------------------
                               1998                1997                1996
                             Premiums            Premiums            Premiums
                              Earned              Earned              Earned
                          ----------------    ----------------    ----------------
Direct                $            30,919 $            33,374 $            35,891
Assumed                                20                   0                   0
Ceded                              (4,543)             (4,735)             (4,947)
                          ----------------    ----------------    ----------------
Net premiums          $            26,396 $            28,639 $            30,944
                          ================    ================    ================


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

The following table reflects net investment income by type of investment.


                                                        December 31,
                                        ---------------------------------------------------------
                                               1998               1997               1996
                                          ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
  held for sale                         $     12,035,619   $     12,736,865   $      13,396,431
Equity securities                                 92,196             87,211             88,661
Mortgage loans                                   859,543            802,123          1,047,461
Real estate                                      842,724            745,502            794,844
Policy loans                                     984,761            976,064          1,121,538
Other long-term investments                       62,477             63,530             63,005
Short-term investments                            29,907             70,624             17,664
Cash                                           1,209,046            594,478            602,525
                                          ---------------    ----------------   ----------------
Total consolidated investment income          16,116,273         16,076,397         17,132,129
Investment expenses                           (1,046,869)        (1,198,061)        (1,222,903)
                                         ----------------    ---------------    ----------------
Consolidated net investment income      $     15,069,404    $    14,878,336    $    15,909,226
                                          ===============    ================   ================


At December 31, 1998, the Company had a total of $4,187,000 of investments, comprised of $3,152,000 in real estate, $968,000 in equity securities and $66,000 in other long-term investments, which did not produce income during 1998.

The following table summarizes the Company's fixed maturities distribution at December 31, 1998 and 1997 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                   Fixed Maturities
      Rating                       % of Portfolio
                                ----------------------
                                  1998        1997
                                ----------  ----------
Investment Grade
   AAA                              38%         31%
   AA                               18%         14%
   A                                36%         46%
   BBB                               7%          9%
Below investment grade               1%          0%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========


The  following  table   summarizes  the  Company's  fixed  maturities  by  major
classification.


                                                                       Carrying Value
                                                      -------------------------------------------------
                                                                 1998                      1997
                                                          --------------------      --------------------
U.S. government and government agencies                 $          36,809,239     $          28,032,927
States, municipalities and political subdivisions                  23,835,306                22,739,944
Collateralized mortgage obligations                                 9,406,895                11,093,926
Public utilities                                                   41,724,208                47,971,152
Corporate                                                          62,465,200                70,811,091
                                                          --------------------      --------------------
                                                        $         174,240,848     $         180,649,040
                                                          ====================      ====================

The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 1998.

                                Carrying       Average         Average
Investments                      Value        Maturity          Yield

Fixed maturities and fixed
  maturities held for sale    $175,746,254   4 years              6.72%
Equity securities                2,087,416   not applicable       3.62%
Mortgage loans                  10,941,614   10 years             8.42%
Investment real estate          10,529,183   not applicable       7.66%
Policy loans                    14,134,041   not applicable       6.95%
Other long-term investments        906,278   5 years              7.16%
Short-term investments           1,036,251   190 days             5.57%
Cash and Cash equivalents       25,752,842   on demand            5.83%
                              ------------
Total Investments and Cash    $241,133,879                       6.72%
                               ===========


At December 31, 1998, fixed maturities and fixed maturities held for sale have a combined market value of $181,390,785. Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds $1,036,251 in short-term investments. Management monitors its investment maturities and in their opinion is sufficient to meet the Company's cash requirements. Fixed maturities of $16,997,000 mature in one year and $82,960,000 mature in two to five years.

The Company holds $10,941,614 in mortgage loans which represents 3% of the total assets. All mortgage loans are first position loans. Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity. Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

The Company has no mortgage loans which are in default and in the process of foreclosure. The Company has one loan of $42,116 which is under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses are established based on management's analysis of the loan balances compared to the expected realizable value should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly analysis of the likelihood of repayment. All delinquent and troubled loans held by the Company are loans which were held in portfolios by acquired companies at the time of acquisition. Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

A mortgage loan reserve is established and adjusted based on management's quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value.

In addition, the Company also makes sure that current and adequate insurance on the properties is being maintained. The Company requires proof of insurance on each loan and further requires to be shown as a lienholder on the policy so that any change in coverage status is reported to the Company. Proof of payment of real estate taxes is another monitoring technique utilized by the Company. Management believes a change in insurance status or non-payment of real estate taxes is an indicator that a loan is potentially troubled. Correspondence with the mortgagee is performed to determine the reasons for either of these events occurring.

The following table shows a distribution of mortgage loans by type.

Mortgage Loans             Amount          % of Total
---------------------  ----------------   -------------
FHA/VA               $         424,229             4%
Commercial                   4,572,395            42%
Residential                  5,944,990            54%

The following table shows a geographic distribution of the mortgage loan portfolio and investment real estate and real estate acquired in satisfaction of debt.


                         Mortgage             Real
                           Loans             Estate
                        ------------        ----------
Illinois                       22%               62%
Kansas                          7%                0%
Louisiana                      24%               15%
Mississippi                     0%               20%
Missouri                        2%                1%
New Mexico                      2%                0%
North Carolina                  6%                0%
Oklahoma                        4%                0%
Virginia                        3%                0%
West Virginia                  28%                2%
Other                           2%                0%
                        ------------        ----------
Total                         100%              100%
                        ============        ==========


The following table summarizes delinquent mortgage loan holdings.

Delinquent
90 days or More                     1998             1997              1996
-----------------------------   -------------    -------------     -------------
Non-accrual status           $           0     $          0     $           0
Other                              278,000          203,000           282,000
Reserve on delinquent
loans                              (30,000)         (10,000)          (10,000)
                                -------------    -------------     -------------
Total Delinquent             $     248,000     $    193,000     $     272,000
                                =============    =============     =============
Interest income past due
(Delinquent loans)           $       9,000     $      5,000     $       9,000
                                =============    =============     =============

In Process of Restructuring  $           0     $          0     $           0
Restructuring on other
than market terms                        0                0                 0
Other potential problem
loans                                    0                0                 0
                                -------------    -------------     -------------
Total Problem Loans          $           0     $          0     $           0
                                =============    =============     =============
Interest income foregone
(Restructured loans)         $           0     $          0     $           0
                                =============    =============     =============

See Item 2, Properties, for description of real estate holdings.

Competition
-----------

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

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business;
(vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company's insurance subsidiaries, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners ("NAIC"). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies. However, its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state's own needs or requirements, or dismissed entirely. Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material
intercorporate   transfers  of
assets, reinsurance agreements, management agreements (see Note 9 in the notes to the consolidated financial statements), and payment of dividends (see note 2 in the notes to the consolidated financial statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1998, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. The industry has experienced a downward trend in the total number of agents who sell insurance products, and competition for the top sales producers has intensified.

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

                                    Ratio of Total Adjusted Capital to
                                       Authorized Control Level RBC
              Regulatory Event            (Less Than or Equal to)
              ----------------            -----------------------

     Company action level                          2*
     Regulatory action level                       1.5
     Authorized control level                      1
     Mandatory control level                       0.7

     * Or, 2.5 with negative trend.

At December 31, 1998, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly, the insurance subsidiaries meet the RBC requirements.

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

The Clinton Administration has recently proposed tax changes that would affect the insurance industry. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life insurance companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over ten years their PSA balances. The second proposal modifies rules for capitalizing policy acquisition costs on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. This modification would increase the current capitalization percentages. Either of these changes would be onerous to UTI and to the insurance industry as a whole. The outcome and timing of these proposals cannot be anticipated at this time.

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

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. Project results were recently approved by the NAIC with an implementation date of January 1, 2001. Individual states in which the Company does business must implement these new rules for them to become effective. Specific recommendations have been set forth in papers issued by the NAIC. The NAIC continues to modify and amend these papers. The Company is monitoring the process, and is not aware of any new requirements that would result in a material financial impact on the Company's financial position or results of operations. The Company will continue to monitor this issue as changes and new proposals are made.


EMPLOYEES

There are approximately 90 persons who are employed by the Company and its affiliates.

ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation, owned and occupied by the Company and the distribution of real estate by type.

     Property owned                Amount               % of Total
     --------------                ------               ----------
     Home Office                $ 2,432,325                 19%

     Investment real estate
     ----------------------
     Commercial                 $ 4,571,312                 35%
     Residential development    $ 4,407,871                 34%
     Foreclosed real estate     $ 1,550,000                 12%
                                -----------                 ---
                                $10,529,183                 81%
                                -----------

     Grand total                $12,961,508                100%
                                ===========                ====

Total investment real estate holdings represent approximately 3% of the total assets of the Company net of accumulated depreciation of $1,696,428 and $1,550,268 at year end 1998 and 1997 respectively. The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations. The office buildings contain 57,000 square feet of office and warehouse space. The properties are carried at $2,287,898. In addition, an insurance subsidiary owns a home office building in Huntington, West Virginia. The building has 15,000 square feet and is carried at $144,427. The facilities occupied by the Company are adequate relative to the Company's present operations.

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


                                                      BID
                                                      ---
     PERIOD                                    LOW              HIGH
     ------                                    ---              ----

     1998
     ----
     First quarter                         115               135
     Second quarter                        150               155
     Third quarter                         155               160
     Fourth quarter                        155               160

                                                      BID
                                                      ---
     PERIOD                                   LOW              HIGH
     ------                                   ---              ----

     1997
     ----
     First quarter                          40 13/32          40 13/32
     Second quarter                         29 11/16          60
     Third quarter                          60               110
     Fourth quarter                        110               112


The Company has no current plans to pay dividends on its common stock and intends to retain all earnings for investment in and growth of the Company's business. The payment of future dividends, if any, will be determined by the Board of Directors in light of existing conditions, including the Company's earnings, financial condition, business conditions and other factors deemed relevant by the Board of Directors. See Note 2 in the accompanying consolidated financial statements for information regarding dividend restrictions.


          Number of Common Shareholders as of March 11, 1999 is 3,662.

ITEM 6.  SELECTED FINANCIAL DATA

                                               FINANCIAL HIGHLIGHTS
                                      (000's omitted, except per share data)
                                    1998               1997                1996               1995                1994
                               ---------------    ----------------    ---------------     --------------     ---------------

Premium income
  net of reinsurance       $           26,396  $           28,639  $         30,944   $          33,099  $         35,024
Total revenues             $           40,632  $           43,354  $         46,538   $          48,365  $         49,261
Net loss                   $          (1,950)  $          (1,845)  $         (3,032)  $          (1,452) $         (1,775)
Net loss per share         $          (35.74)  $          (32.65)  $         (50.60)  $          (24.00) $         (29.17)
Total assets               $          327,580  $          332,572  $        336,639   $         334,058  $        331,410
Total long term debt       $           17,370  $           18,242  $         19,000   $          20,623  $         21,529
Dividends paid per share                 NONE              NONE                NONE               NONE                NONE

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at December 31, 1998.

CAUTIONARY STATEMENT REGARDING-FORWARD-LOOKING STATEMENTS

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


RESULTS OF OPERATIONS

1998 COMPARED TO 1997

(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 8% when comparing 1998 to 1997. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline at a rate consistent with prior experience.

Another cause for the decrease in premium revenues is related to the uncertainties regarding the pending change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Consolidated
Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents. Although the transaction has resulted in some short term negative impacts, management believes the long term potential to be gained from the increased capitalization and alliance with a banking group will result in a stronger and more competitive position in the future.

New business production decreased significantly over the last two years. New business production decreased 39% or approximately $2,063,000 when comparing 1998 to 1997. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of our companies, and the resulting limitations, have made it challenging to compete in this area. The Company is currently in a position where it must increase its new business writings or look at measures to reduce costs associated with new business production to a level more in line with the current level of production. In late 1998, A.M. Best Company, a leading insurance industry rating agency, increased its rating assigned to UG, the Company's largest insurance subsidiary, from a C++ to a B. This rating change should aid in the agents selling ability although to what extent is currently unknown.

A  positive  impact  on  premium  income  is  the  improvement  of  persistency.
Persistency is a measure of insurance in force retained in relation to the previous year. The Companies' average persistency rate for all policies in force for 1998 and 1997 has been approximately 89.9% and 89.4%, respectively.

At the March 1998 Board of Directors meeting, the Board approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan of. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages greater than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This change becomes effective with the 1999 policy anniversary and is expected to result in a $2,000,000 decline in premiums and a comparable reduction in dividends to policyholders in 1999 as compared to 1998. This action was taken by the Board to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy.

Net investment income increased 1% when comparing 1998 to 1997. The increase in investment income is the result of a combination of factors. The Company changed banks during 1997, which provided an improvement in yield on cash balances. In late 1998, the Company again transferred most of its cash balances to another bank, First Southern National Bank, an affiliate of First Southern Funding, LLC. This transfer resulted in an increase in earning rates on cash balances of approximately one quarter of one percent (.25%) over those previously received. During 1998, the Company directed a greater percentage of its investing activity to mortgage loans. These new loans provide an investment yield approximately 3% higher or $110,000 more than can be obtained from quality fixed maturities currently available. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced yields on investments available in the marketplace in which the Company invests, primarily fixed maturities. The decline had a more immediate impact on the earnings rates of the Company's cash and cash equivalents balances.

The overall investment yields for 1998, 1997 and 1996, are 6.72%, 6.70% and 6.88%, respectively. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the September 1998 Board of Directors meeting, the Board lowered crediting rates one half percent on all products crediting 5.5% or more. This adjustment was in response to continued declines in interest rates in the market place. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Realized investment losses, net of realized gains, were $851,822 and $268,982 in 1998 and 1997, respectively. Approximately $440,000 of realized losses in 1998 is due to the sale of real estate. During 1998 the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel to. The disposal of these properties will free up management time to focus on the properties that have a more viable long-term benefit to the Company. The Company reduced its non-income producing investments approximately $1,610,000 during 1998, as a result of these actions. The Company incurred losses of approximately $339,000 on the foreclosure of three mortgage loans during the second quarter of 1998. The foreclosed properties were sold before the end of 1998. As a result of these foreclosures, management reassessed its remaining mortgage loan portfolio and determined an allowance of $70,000 was appropriate to cover potential future losses in the portfolio. The Company realized a loss of approximately $88,000 on the investment in John Alden Financial Corporation common stock. Under the terms of an acquisition agreement beween Fortis, Inc. and John Alden all outstanding common shares of John Alden were acquired. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial on an individual basis.


(b)  Expenses

Life benefits, net of reinsurance benefits and claims, decreased 7% in 1998 as compared to 1997. The most significant influence on the decrease in life benefits was from a decline of $1,036,000 in death benefit claims. There was no specific incident or event in 1998 or 1997 that caused this to occur. At the September 1998 Board of Directors meeting, the Board lowered crediting rates one half percent on all products crediting 5.5% or more. This adjustment was in response to continued declines in interest rates in the market place. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. This change had little effect on the 1998 results, but will influence future periods. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Commissions and amortization of deferred policy acquisition costs increased 64% in 1998 compared to 1997. At year-end 1998, the Company recorded an impairment write off of deferred policy acquisition costs of $2,983,000. The impairment was the result of the actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. The recent decline in interest rates in the marketplace combined with lower than expected new policy writings leaving the Company with greater per policy costs as a result of fixed costs being spread over fewer policies caused the impairment. Exclusive of the impairment write down, commissions and amortization of deferred policy acquisition costs were comparable to 1997 results. The write down will result in lower amortizations in future periods, as there is now a smaller asset to amortize.

Amortization of cost of insurance acquired decreased 17% in 1998 compared to 1997. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 74% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The Company did not have any charge-offs during the periods covered by this report. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. The improvement of persistency during the year had a positive impact on amortization of cost of insurance acquired. Persistency is a measure of insurance in force retained in relation to the previous year. The Company's average persistency rate for all policies in force for 1998 and 1997 has been approximately 89.9% and 89.4%, respectively. Persistency has shown a steady improvement over the past several years.

Operating expenses increased 18% in 1998 compared to 1997. Included in operating expenses in 1998 is $2,367,474 from the release of discounts associated with the Company's notes payable. The Company's subordinated debt was issued at rates considered favorable to the Company at time of issue, therefore the notes were discounted to reflect an effective interest rate of 15%. With the payment of part of this debt in November 1998, the unamortized discount was written off. Management's plan to repay the remaining debt in a much shorter period of time from required repayment resulted in the determination to write off the entire remaining note discount. See information contained below in interest expense analysis for further details regarding debt retirement. Excluding the note discount write off, operating expenses decreased 8% attributable primarily to reduced salary and employee benefit costs in 1998, as a result of natural attrition.

Interest expense remained consistent when comparing 1998 to 1997. In November 1998, the Company's ultimate parent, UTI, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principle payment on its senior debt, and paid a $2,608,099 principal payment on its 10 year subordinated debt through intercompany borrowings from UTI. On December 16, 1998 the Company paid an additional $500,000 principal payment on its 10 year subordinated debt through an intercompany borrowing from UII. In total these transactions retired $9,408,099 of outside debt and replaced it with intercompany debt, which provides the Company with increased flexibility when it comes to repayment options. With the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1998, FCC had $17,369,993 in notes payable, of which $5,561,894 is debt owed to outside parties. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

The provision for income taxes reflected a significant change from the same period one year ago. This is the result of changes in the deferred tax liability. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. During 1997, the insurance subsidiaries incurred a loss on their federal income tax return that was carried forward to future periods. A tax benefit was not incurred in the financial statements as a corresponding allowance was established against the deferred tax asset attributable to the tax loss carryforward. In 1998, the insurance company subsidiaries incurred taxable income for federal income tax purposes which was offset through utilization of federal tax loss carryforwards. Since these carryforwards had an allowance established against them for deferred tax purposes, no corresponding expense was incurred in the financial statements. Additionally, the Company incurred deferred tax credits of $1,872,666 from the deferred policy acquisition costs impairment and the notes payable discounts write-offs.


(c)  Net loss

The Company had a net loss of $1,949,825 in 1998 compared to a net loss of $1,845,062 in 1997. During 1998, the deferred policy acquisition costs impairment resulted in a net loss of $1,938,950 and the notes discount write offs resulted in a net loss of $1,538,858. Exclusive of these two events, the Company would have reported net income of $1,527,983. Lower death benefit claims and reduced operating expenses from 1997 results provided improvements to the 1998 results.

1997 COMPARED TO 1996

(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 7% when comparing 1997 to 1996. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline at a rate consistent with prior experience.

Another cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the change in control did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

New business production decreased significantly over the last two years. New business production decreased 43% or approximately 3,973,000 when comparing 1997 to 1996. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of our companies, and the resulting limitations, have made it challenging to compete in this area.

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

The overall investment yields for 1997, 1996 and 1995, are 6.70%, 6.88% and 6.37% respectively. Since 1995, investment yield improved due to the fixed maturity investments. Cash generated from the sales of universal life insurance products, has been invested primarily in our fixed maturity portfolio.

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

Realized investment losses were $268,982 and $411,053 in 1997 and 1996, respectively. The Company sold two foreclosed real estate properties that resulted in approximately $357,000 in realized losses in 1996. The Company had other gains and losses during the period that comprised the remaining amount reported but were immaterial on an individual basis.


(b)  Expenses

Life benefits, net of reinsurance benefits and claims decreased 20% in 1997 as compared to 1996. The decrease in premium revenues resulted in lower benefit reserve increases in 1997. In addition, policyholder benefits decreased due to a decrease in death benefit claims of $162,000.

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

Commissions and amortization of deferred policy acquisition costs decreased 14% in 1997 compared to 1996. The decrease is due primarily to a reduction in commissions paid. Commissions decreased 19% in 1997 compared to 1996. The decrease in commissions was due to the decline in new business production. There is a direct relationship between premium revenues and commission expense. First year premium production decreased 43% and first year commissions decreased 33% when comparing 1997 to 1996. Amortization of deferred policy acquisition costs decreased 7% in 1997 compared to 1996. Management would expect commissions and amortization of deferred policy acquisition costs to decrease in the future if premium revenues continue to decline.

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

Interest expense decreased 5% in 1997 compared to 1996. Since December 31, 1996, notes payable decreased approximately $758,000. Average outstanding indebtedness was $18,621,000 with an average cost of 8.66% in 1997 compared to average outstanding indebtedness of $19,812,000 with an average cost of 8.58% in 1996. In March 1997, the base interest rate for most of the notes payable increased a quarter of a point. The base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank. Please refer to "Notes Payable" in the Notes to the Consolidated Financial Statements for more information.

(c)  Net loss

The Company had a net loss of $1,845,062 in 1997 compared to a net loss of $3,031,649 in 1996. The improvement is directly related to the decrease in life benefits and operating expenses primarily associated with the 1996 settlement and other related costs of the non-standard life insurance policies.


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

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of December 31, 1998, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity.

The following table summarizes the Company's fixed maturities distribution at December 31, 1998 and 1997 by ratings category as issued by Standard and Poor's, a leading ratings analyst.






                   Fixed Maturities
                   ----------------
      Rating                       % of Portfolio
      ------                       --------------
                                   1998        1997
                                ----------  ----------
Investment Grade
   AAA                              38%         31%
   AA                               18%         14%
   A                                36%         46%
   BBB                               7%          9%
Below investment grade               1%          0%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========


Mortgage loans increased 16% in 1998 as compared to 1997. During 1998, the Company issued approximately $3,667,000 in new loans. In recent history, the Company did not actively seek new mortgage loans. With the decline in interest rates in the market place and an affiliation with a banking group, First
Southern, the Company determined the mortgage loan market was a strong alternative to the much lower yielding fixed maturities available in the marketplace. All mortgage loans held by the Company are first position loans. The Company has $248,000 in mortgage loans, net of a $30,000 reserve allowance, which are in default and in the process of foreclosure, this represents approximately 2% of the total portfolio.

Investment real estate and real estate acquired in satisfaction of debt decreased 8% in 1998 compared to 1997. During 1998 the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel to. The disposal of these properties will free up management time to focus on the properties that have a more viable long-term benefit to the Company. Investment real estate holdings represent approximately 3% of the total assets of the Company. Total investment real estate is separated into three categories: Commercial 43%, Residential Development 42% and Foreclosed Properties 15%.

Policy loans decreased 1% in 1998 compared to 1997. Industry experience for policy loans indicates few policy loans are ever repaid by the policyholder other than through termination of the policy. Policy loans are systematically reviewed to ensure that no individual policy loan exceeds the underlying cash value of the policy. Policy loans will generally increase due to new loans and interest compounding on existing policy loans.

Deferred policy acquisition costs decreased 29% in 1998 compared to 1997. Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as ("DAC"). DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy. The Company had $892,000 in policy acquisition costs deferred, $758,000 in interest accretion and $3,572,172 in amortization in 1998. At year end 1998, the Company recorded an impairment write off of deferred policy acquisition costs of $2,983,000. The impairment was the result of the actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. The recent decline in interest rates in the marketplace combined with lower than expected new policy writings leaving the Company with greater per policy costs as a result of fixed costs being spread over fewer policies caused the impairment.

Cost of insurance acquired decreased 6% in 1998 compared to 1997. At December 31, 1998, cost of insurance acquired was $17,628,369 and amortization totaled $1,026,137 for the year. When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.


(b)  Liabilities

Total liabilities decreased 1% in 1998 compared to 1997. Policy liabilities and accruals, which represents most of total liabilities remained relatively unchanged from the prior year. The significant change in total liabilities was from deferred income taxes.

Income taxes payable and deferred income taxes payable decreased significantly in 1998 compared to 1997. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. The Company released deferred taxes of $1,872,666 from the deferred policy acquisition costs impairment and the notes payable discounts write-offs. Federal income taxes are discussed in more detail in Note 3 of the Consolidated Notes to the Financial Statements.

Notes payable decreased 5% in 1998 compared to 1997. In November 1998, the Company's ultimate parent, UTI, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principle payment on its senior debt, and paid a $2,608,099 principal payment on its 10 year subordinated debt through intercompany borrowings from UTI. On December 16, 1998 the Company paid an additional $500,000 principal payment on its 10 year subordinated debt through an intercompany borrowing from UII. In total these transactions retired $9,408,099 of outside debt and replaced it with intercompany debt, which provides the Company with increased flexibility when it comes to repayment options. With the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1998, FCC had $17,369,993 in notes payable, of which $5,561,894 is debt owed to outside parties. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.


(c)  Shareholders' Equity

Total shareholders' equity decreased 7% in 1998 compared to 1997. This decrease is primarily attributable to the Company's net loss of $1,949,825 in 1998. During 1998, the deferred policy acquisition costs impairment resulted in a net loss of $1,938,950 and the notes discount write offs resulted in a net loss of $1,538,858. Exclusive of these two events, the Company would have reported net income of $1,527,983. Accumulated other comprehensive income, which for the
Company represents unrealized holding losses on securities, decreased shareholders equity an additional $432,714 in 1998 compared to 1997.


LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 8% and 5% as of December 31, 1998 and 1997, respectively. Fixed maturities as a percentage of total invested assets were 82% as of December 31, 1998 and 1997.

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

Cash provided by operating activities was $1,865,417, $(199,230) and $2,913,976 in 1998, 1997 and 1996, respectively. Reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows. The net cash provided by operating activities plus policyholder contract deposits less policyholder contract withdrawals equaled $4,943,632 in 1998, $3,190,440 in 1997 and $9,725,701 in
1996. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations.

Cash provided by (used in) investing activities was $5,556,955, ($2,994,652) and $15,807,796, for 1998, 1997 and 1996, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 84%, 72% and 82% of the total cost of investments acquired in 1998, 1997 and 1996, respectively. The net cash provided by investing activities in 1996, is due to the fixed maturities sold in conjunction with the coinsurance agreement with PALIC. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by (used in) financing activities was $2,625,897, $2,097,167 and ($13,900,121) for 1998, 1997 and 1996, respectively. The change between 1997 and 1996 is due to a coinsurance agreement with PALIC as of September 30, 1996. At closing of the transaction, UG received a reinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000.

Policyholder contract deposits decreased 14% in 1998 compared to 1997, and decreased 20% in 1997 when compared to 1996. Policyholder contract withdrawals has decreased 15% in 1998 compared to 1997, and decreased 6% in 1997 compared to 1996. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 1998, the Company had a total of $17,369,993 in long-term debt outstanding. In November 1998, the Company's ultimate parent, UTI, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principle payment on its senior debt, and paid a $2,608,099 principal payment on its 10 year subordinated debt through intercompany borrowings from UTI. On December 16, 1998 the Company paid an additional $500,000 principal payment on its 10 year subordinated debt through an intercompany borrowing from UII. In total these transactions retired $9,408,099 of outside debt and replaced it with intercompany debt, which provides the Company with increased flexibility when it comes to repayment options. With the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At December 31, 1998, FCC had $17,369,993 in notes payable, of which $5,561,894 is debt owed to outside parties. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

As of December 31, 1998 the Company has a total $25,752,842 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $17,369,993 of notes payable. FCC is further able to service this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG. See Note 2 in the notes to the consolidated financial statements for additional information regarding dividends.

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and its earnings received on invested assets and cash balances. At December 31, 1998, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1998, UG had a statutory gain from operations of $3,266,000. At December 31, 1998, UG's statutory capital and surplus amounted to $15,281,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

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

                                    Ratio of Total Adjusted Capital to
                                      Authorized Control Level RBC
              Regulatory Event           (Less Than or Equal to)
              ----------------           -----------------------

     Company action level                               2*
     Regulatory action level                            1.5
     Authorized control level                           1
     Mandatory control level                            0.7
     * Or, 2.5 with negative trend.

At December 31, 1998, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly the insurance subsidiaries meet the RBC requirements.

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

Currently, the Company's insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business;
(vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company's insurance subsidiaries, USA, UG, APPL and ABE are domiciled in the states of Ohio, Ohio, West Virginia and Illinois, respectively.

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

Most states also have insurance holding company statutes which require registration and periodic reporting by insurance companies controlled by other corporations licensed to transact business within their respective jurisdictions. The insurance subsidiaries are subject to such legislation and registered as controlled insurers in those jurisdictions in which such registration is required. Statutes vary from state to state but typically require periodic disclosure, concerning the corporation, that controls the registered insurers and all subsidiaries of such corporation. In addition, prior notice to, or approval by, the state insurance commission of material intercorporate transfers of assets, reinsurance agreements, management agreements (see Note 9 in the Notes to the Consolidated Financial Statements), and payment of dividends (see Note 2 in the Notes to the Consolidated Financial Statements) in excess of specified amounts by the insurance subsidiary, within the holding company system, are required.

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

At year-end 1998, the insurance companies had one ratio outside the normal range. The ratio is related to the decrease in premium income. The ratio fell outside the normal range the last three years. A primary cause for the decrease in premium revenues is related to the potential change in control of UTI over the last two years to two different parties. During September of 1996, it was announced that control of UTI would pass to an unrelated party, but the transaction did not materialize. In February 1998, an announcement was made regarding negotiations with a different unrelated party, First Southern Funding LLC, for the change in control of UTI. In November 1998, the change in control with this second party was completed. Please refer to the Notes to the Consolidated Financial Statements for additional information. The possible changes and resulting uncertainties have hurt the insurance companies' ability to recruit and maintain sales agents.

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

The Clinton Administration has recently proposed tax changes that would affect the insurance industry. One proposal is to require recapture of untaxed profits on policyholder surplus accounts. Between 1959 and 1983, stock life insurance companies deferred tax on a portion of their profits. These untaxed profits were added to a policyholders surplus account ("PSA"). In 1984, Congress precluded life insurance companies from continuing to defer taxes on any future profits. The Clinton Administration argues that there is no continuing justification for permitting stock life insurance companies to defer tax on profits that were earned between 1959 and 1983. Accordingly, the stock life companies would be required to include in their gross income over ten years their PSA balances. The second proposal modifies rules for capitalizing policy acquisition costs on the grounds that life insurance companies generally only capitalize a fraction of their actual policy acquisition costs. This modification would increase the current capitalization percentages. Either of these changes would be onerous to the Company and to the insurance industry as a whole. The outcome and timing of these proposals cannot be anticipated at this time.

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

A task force of the NAIC is currently undertaking a project to codify a comprehensive set of statutory insurance accounting rules and regulations. Project results were recently approved by the NAIC with an implementation date of January 1, 2001. Individual states in which the Company does business must implement these new rules for them to become effective. Specific recommendations have been set forth in papers issued by the NAIC. The NAIC continues to modify and amend these papers. The Company is monitoring the process, and is not aware of any new requirements that would result in a material financial impact on the Company's financial position or results of operations. The Company will continue to monitor this issue as changes and new proposals are made.


ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S.
standard for computing EPS more compatible with the EPS standards of other countries.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS 130 entitled Reporting Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholders' equity, except those arising from transactions with shareholders, and includes net income and net unrealized gains (losses) on securities. SFAS 130 was adopted as of January 1, 1998. Adopting the new standard required the Company to make additional disclosures in the consolidated financial statements, but did not affect the Company's financial position or results of operations.

All items of other comprehensive income reflect no related tax effect, since the Company has an allowance against the collection of any future tax benefits. In addition, there was no sale or liquidation of investments requiring a reclassification adjustment for the period presented.

The FASB has issued SFAS 131 entitled, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. SFAS 131 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no reportable operating segments.

The FASB has issued SFAS 132 entitled, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 132 revises current disclosure requirements for employer provided post-retirement benefits. The statement does not change retirement measurement or recognition issues. SFAS 132 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no pension plan or other obligation for post-retirement benefits.

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations, since the Company has no derivative or hedging type investments.

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

The Company established a project to address year 2000 processing concerns in September of 1996. In 1997 the Company completed the review of the Company's internally and externally developed software, and made corrections to all year 2000 non-compliant processing. The Company also secured verification of current and future year 2000 compliance from all major external software vendors. In December of 1997, a separate computer operating environment was established with the system dates advanced to December of 1999. A parallel model office was established with all dates in the data advanced to December of 1999. Parallel model office processing is being performed using dates from December of 1999 to January of 2001, to insure all year 2000 processing errors have been corrected. Testing was completed by the end of the first quarter of 1998. Periodic regression testing is being performed to monitor continuing compliance. By addressing year 2000 compliance in a timely manner, compliance has been achieved using existing staff and without significant impact on the Company operationally or financially.


CHANGE IN CONTROL OF UNITED TRUST, INC.

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

This transaction provides the Company with increased opportunities. The additional capitalization has enabled UTI to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and First Southern Funding and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation is currently pending that would eliminate many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes this transaction positions the Company for continued growth and competitiveness into the future as the financial industry changes.

PROPOSED MERGER

On March 25, 1997, the Board of Directors of the Company and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, the Company would be the surviving entity issuing one share of its stock for each share held by UII shareholders.

The Company owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither the Company nor UII had any other significant holdings or business dealings at the time the merger was recommended by the respective Boards of Directors. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. Additionally, the merger will further simplify the group's holding company system making it easier to understand for outside parties including current investors, potential investors and lenders.

A vote of the shareholders of the Company and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                                        Page No.
                                                                        --------
FIRST COMMONWEALTH CORPORATION AND CONSOLIDATED SUBSIDIARIES


     Independent Auditor's Report for the
        Years ended December 31, 1998, 1997, 1996.............................36



     Consolidated Balance Sheets..............................................37



     Consolidated Statements of Operations....................................38



     Consolidated Statements of Shareholders' Equity..........................39



     Consolidated Statements of Cash Flows....................................40



     Notes to Consolidated Financial Statements........................... 41-64

                          Independent Auditors' Report
                          ----------------------------



Board of Directors and Shareholders
First Commonwealth Corporation


         We have audited the accompanying consolidated balance sheets of First Commonwealth Corporation (a Virginia corporation) and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Corporation and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

         We have also audited Schedule I as of December 31, 1998, and Schedules II, IV and V as of December 31, 1998 and 1997, of First Commonwealth Corporation and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.




                                        KERBER, ECK & BRAECKEL LLP




Springfield, Illinois
March 26, 1999



                         FIRST COMMONWEALTH CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1997

                                              ASSETS
                                                                                       1998             1997
                                                                                   --------------   --------------
Investments:
    Fixed maturities at amortized cost (market $179,885,379 and $184,782,568)    $   174,240,848  $   180,649,040
    Investments held for sale:
      Fixed maturities, at market (cost $1,494,636 and $1,672,298)                     1,505,406        1,668,630
      Equity securities, at market (cost $2,725,061 and $3,184,357)                    2,087,416        3,001,744
    Mortgage loans on real estate at amortized cost                                   10,941,614        9,469,444
    Investment real estate, at cost, net of accumulated depreciation                   8,979,183        9,760,732
    Real estate acquired in satisfaction of debt                                       1,550,000        1,724,544
    Policy loans                                                                      14,134,041       14,207,189
    Other long-term investments                                                          906,278          840,066
    Short-term investments                                                             1,036,251        1,773,531
                                                                                   --------------   --------------
                                                                                     215,381,037      223,094,920

Cash and cash equivalents                                                             25,752,842       15,704,573
Investment in parent                                                                     350,000          350,000
Accrued investment income                                                              3,521,081        3,630,773
Reinsurance receivables:
    Future policy benefits                                                            36,965,938       37,814,106
    Policy claims and other benefits                                                   3,563,963        3,529,078
Cost of insurance acquired                                                            17,628,369       18,654,506
Deferred policy acquisition costs                                                     11,840,548       16,745,720
Cost in excess of net assets purchased,
  net of accumulated amortization                                                      8,736,807        9,180,471
Property and equipment, net of accumulated depreciation                                2,932,261        3,152,182
Other assets                                                                             907,483          715,862
                                                                                   --------------   --------------
Total assets                                                                     $   327,580,329  $   332,572,191
                                                                                   ==============   ==============


                       LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                                       $   254,386,798  $   253,964,709
    Policy claims and benefits payable                                                 2,183,434        2,080,907
    Other policyholder funds                                                           2,150,632        2,445,469
    Dividend and endowment accumulations                                              15,137,048       14,679,816
Income taxes payable:
    Current                                                                               99,003           10,555
    Deferred                                                                          (1,200,002)       3,365,692
Notes payable                                                                         17,369,993       18,241,602
Indebtedness to affiliates, net                                                           43,494           27,150
Other liabilities                                                                      4,877,007        2,914,991
                                                                                   --------------   --------------
    Total liabilities                                                                295,047,407      297,730,891
                                                                                   --------------   --------------
Minority interests in consolidated subsidiaries                                        1,710,538        1,634,877
                                                                                   --------------   --------------


Shareholders' equity:
Common stock - $1 par value per share.
    Authorized 62,500 shares - 54,539 and 54,560 shares
    issued after deducting treasury shares of  946 and 930                                54,539           54,616
Additional paid-in capital                                                            51,875,820       51,877,243
Accumulated deficit                                                                  (20,476,631)     (18,526,806)
Accumulated other comprehensive income                                                  (631,344)        (198,630)
                                                                                   --------------   --------------
        Total shareholders' equity                                                    30,822,384       33,206,423
                                                                                   --------------   --------------
        Total liabilities and shareholders' equity                               $   327,580,329  $   332,572,191
                                                                                   ==============   ==============


                             See accompanying notes


              FIRST COMMONWEALTH CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
           Three Years Ended December 31, 1998



                                                                   1998              1997             1996
                                                               --------------   ---------------   --------------
Revenues:

    Premiums and policy fees                                 $    30,938,609  $     33,373,950  $    35,891,609
    Reinsurance premiums and policy fees                          (4,542,532)       (4,734,705)      (4,947,151)
    Net investment income                                         15,069,404        14,878,336       15,909,226
    Realized investment gains and (losses), net                     (851,822)         (268,982)        (411,053)
    Other income                                                      17,937           105,679           95,400
                                                               --------------   ---------------   --------------
                                                                  40,631,596        43,354,278       46,538,031


Benefits and other expenses:

    Benefits, claims and settlement expenses:
       Life                                                       23,947,110        25,021,845       30,800,404
       Reinsurance benefits and claims                            (2,498,945)       (2,078,982)      (2,283,956)
       Annuity                                                     1,463,002         1,543,258        1,826,600
       Dividends to policyholders                                  3,431,238         3,929,073        4,100,552
    Commissions and amortization of deferred
       policy acquisition costs                                    7,079,529         4,308,365        4,992,885
    Amortization of cost of insurance acquired                     1,026,137         1,231,988        1,703,400
    Operating expenses                                            10,898,004         9,265,181       11,631,839
    Interest expense                                               1,618,498         1,612,438        1,700,823
                                                               --------------   ---------------   --------------
                                                                  46,964,573        44,833,166       54,472,547
                                                               --------------   ---------------   --------------


Loss before income taxes and minority interest                    (6,332,977)       (1,478,888)      (7,934,516)
Income tax credit (expense)                                        4,466,691          (321,955)       4,961,506
Minority interest in loss
    of consolidated subsidiaries                                     (83,539)          (44,219)         (58,639)
                                                               --------------   ---------------   --------------
Net loss                                                     $    (1,949,825) $     (1,845,062) $    (3,031,649)
                                                               ==============   ===============   ==============


Basic loss per share from continuing operations
   and net loss                                              $        (35.74) $         (32.65) $        (50.60)
                                                               ==============   ===============   ==============



Diluted loss per share from continuing operations
   and net loss                                              $        (35.74) $         (32.65) $        (50.60)
                                                               ==============   ===============   ==============



Basic weighted average shares outstanding                             54,550            56,512           59,919
                                                               ==============   ===============   ==============


Diluted weighted average shares outstanding                           54,550            56,512           59,919
                                                               ==============   ===============   ==============

                            See accompanying notes.



                         FIRST COMMONWEALTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 1998

                                            1998                                 1997                                1996
                               -----------------------------     ------------------------------     -------------------------------
Common stock
 Balance, beginning of year   $     54,616                      $       59,919                     $        59,919
 Issued during year                    (61)                                  0                                   0
 Stock retired from purchase
  of fractional shares of
   reverse stock split                   0                              (5,303)                                  0
 Treasury stock acquired               (16)                                  0                                   0
                                ------------                       ------------                      --------------
 Balance, end of year          $    54,539                      $       54,616                     $        59,919
                                ============                       ============                      ==============



Additional paid-in capital
 Balance, beginning of year    $51,877,243                      $   52,406,191                     $    52,406,191
 Issued during year                     61                                   0                                   0
 Stock retired from purchase
  of fractional shares of
   reverse stock split                   0                            (528,948)                                  0
 Treasury stock acquired            (1,484)                                  0                                   0
                                ------------                       ------------                      --------------
 Balance, end of year          $51,875,820                      $   51,877,243                     $    52,406,191
                                ============                       ============                      ==============


  Accumulated deficit
  Balance, beginning of year   $(18,526,806)                    $  (16,681,744)                    $   (13,650,095)
  Net loss                       (1,949,825) $   (1,949,825)        (1,845,062)$    (1,845,062)         (3,031,649) $   (3,031,649)
                                ------------                       ------------                      --------------
  Balance, end of year         $(20,476,631)                    $  (18,526,806)                    $   (16,681,744)
                                ============                       ============                      ==============


Accumulated other
 comprehensive income
 Balance, beginning of year        (198,630)                          (305,715)                           (131,215)
 Other comprehensive income
  Unrealized holding gain
  (loss) on securities             (432,714)       (432,714)           107,085         107,085            (174,500)       (174,500)
                                ------------     ----------        ------------  --------------      --------------   -------------
 Comprehensive income                        $   (2,382,539)                    $    (1,737,977)                     $   (3,206,149)
                                                 ===========                      ==============                       =============

 Balance, end of year              (631,344)                          (198,630)                           (305,715)
                                ------------                       ------------                      --------------

 Total shareholders' equity,
  end of year                  $  30,822,384                     $  33,206,423                     $    35,478,651
                                ============                       ============                      ==============



                            See accompanying notes.


                         FIRST COMMONWEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 1998

                                                                 1998            1997           1996
                                                              ------------   -------------  -------------
Increase (decrease) in cash
 and cash equivalents
Cash flows from operating activities:
 Net loss                                                 $  (1,949,825) $   (1,845,062)$   (3,031,649)
 Adjustments to reconcile net loss
  to net cash provided by (used in)
  operating activities net of
  changes in assets and  liabilities
  resulting from the sales and purchases
  of subsidiaries:
 Amortization/accretion of fixed maturities                    603,904         610,668        829,326
 Realized investment (gains) losses, net                       851,822         268,982        411,053
 Policy acquisition costs deferred                            (892,000)       (586,000)    (1,276,000)
 Amortization of deferred policy acquisition costs           5,797,172       2,002,636      2,155,372
 Amortization of cost of insurance acquired                  1,026,137       1,231,988      1,703,400
 Amortization of costs in excess of net assets purchased       443,664         443,664        447,035
 Depreciation                                                  480,532         468,831        514,507
 Minority interest                                              83,539          44,219         58,639
 Change in accrued investment income                           109,692        (206,227)       195,821
 Change in reinsurance receivables                             813,283       1,258,033         83,742
 Change in policy liabilities and accruals                     945,118         812,862      7,444,348
 Charges for mortality and administration of
   universal life and annuity products                     (10,771,795)    (10,588,874)   (10,239,476)
 Interest credited to account balances                       7,014,683       7,212,406      7,075,921
 Change in income taxes payable                             (4,477,246)        272,428     (4,974,013)
 Change in indebtedness (to) from affiliates, net               16,344          (9,783)       199,321
 Change in other assets and liabilities, net                 1,770,393      (1,590,001)     1,316,629
                                                           ------------   -------------  -------------
Net cash provided by (used in) operating activities          1,865,417        (199,230)     2,913,976
                                                           ------------   -------------  -------------

Cash flows from investing activities:
 Proceeds from investments sold and
   matured:
 Fixed maturities held for sale matured                        164,520         290,660      1,219,036
 Fixed maturities sold                                               0               0     18,736,612
 Fixed maturities matured                                   54,642,223      21,488,265     20,721,482
 Equity securities                                             450,000          76,302          8,990
 Mortgage loans                                              1,785,859       1,794,518      3,364,427
 Real estate                                                 1,716,124       1,136,995      3,219,851
 Policy loans                                                3,661,834       4,785,222      3,937,471
 Short-term                                                  1,593,749         400,000        825,000
                                                           ------------   -------------  -------------
Total proceeds from investments sold and matured            64,014,309      29,971,962     52,032,869
Cost of investments acquired:
 Fixed maturities                                          (48,745,594)    (23,220,172)   (29,365,111)
 Equity securities                                             (79,053)     (1,248,738)             0
 Mortgage loans                                             (3,667,061)       (245,234)      (503,113)
 Real estate                                                (1,346,299)     (1,444,980)      (813,331)
 Policy loans                                               (3,588,686)     (4,554,291)    (4,329,124)
 Other long-term investments                                   (66,212)              0              0
 Short-term                                                   (850,000)     (1,721,671)      (830,983)
                                                            ------------   -------------  -------------
 Total cost of investments acquired                        (58,342,905)    (32,435,086)   (35,841,662)
 Purchase of property and equipment                           (114,449)       (531,528)      (383,411)
                                                            ------------   -------------  -------------
Net cash provided by (used in) investing activities          5,556,955      (2,994,652)    15,807,796
                                                            ------------   -------------  -------------

Cash flows from financing activities:
 Policyholder contract deposits                             15,480,745      17,905,246     22,245,369
 Policyholder contract withdrawals                         (12,402,530)    (14,515,576)   (15,433,644)
 Net cash transferred from coinsurance ceded                         0               0    (19,088,371)
 Net cash transferred from coinsurance assumed                 420,790               0              0
 Proceeds from notes payable                                 9,408,099       1,000,000      9,300,000
 Payments of principal on notes payable                    (10,279,707)     (1,758,252)   (10,923,475)
 Purchase of treasury shares                                    (1,500)              0              0
 Payment for fractional shares from reverse stock split              0        (534,251)             0
                                                           ------------   -------------  -------------
Net cash provided by (used in) financing activities          2,625,897       2,097,167    (13,900,121)
                                                           ------------   -------------  -------------
Net increase (decrease) in cash and cash equivalents        10,048,269      (1,096,715)     4,821,651
Cash and cash equivalents at beginning of year              15,704,573      16,801,288     11,979,637
                                                           ------------   -------------  -------------
Cash and cash equivalents at end of year                 $  25,752,842  $   15,704,573 $   16,801,288
                                                           ============   =============  =============

                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   ORGANIZATION  -  At  December  31,  1998,   the  parent,   significant
          majority-owned subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                              ORGANIZATIONAL CHART
                             AS OF DECEMBER 31, 1998



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

The  Company's  significant  accounting  policies,  consistently  applied in the
preparation  of  the  accompanying   consolidated   financial  statements,   are
summarized as follows.

     B. NATURE OF OPERATIONS - First Commonwealth Corporation is an insurance holding company, which sells insurance products through its insurance subsidiaries. The Company's principal market is the Midwestern United States. The Company's dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance and the acquisition of other companies in the insurance business.

     C. BUSINESS SEGMENTS - The Company has only one significant business segment - insurance.

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

          Real estate - Investment real estate at cost, less allowances for depreciation and, as appropriate, provisions for possible losses. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on investment real estate was $685,526 and $539,366 as of December 31, 1998 and 1997,
          respectively.

          Policy loans -- at unpaid balances including accumulated interest but not in excess of the cash surrender value.

          Other long-term investments -- at cost.

          Short-term investments -- at cost, which approximates current market value.

          Realized gains and losses on sales of investments are recognized in net income on the specific identification basis.

     G. CASH EQUIVALENTS - The Company considers certificates of deposit and other short-term instruments with an original purchased maturity of three months or less cash equivalents.

     H. REINSURANCE - In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. The Company retains a maximum of $125,000 of coverage per individual life.

          Amounts paid or deemed to have been paid for reinsurance contracts are recorded as reinsurance receivables. Reinsurance receivables are recognized in a manner consistent with the liabilities relating to the underlying reinsured contracts. The cost of reinsurance related to long-duration contracts is accounted for over the life of the underlying reinsured policies using assumptions consistent with those used to account for the underlying policies.

     I. FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries' experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

          Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% in 1998 and 4.5% to 6.0% in 1997 and 1996.

     J. POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company.

     K. COST OF INSURANCE ACQUIRED - When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. The Company utilized 9% discount rate on approximately 74% of the business and 15% discount rate on approximately 26% of the business. Cost of Insurance Acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 74% of the balance and 15% on the remaining balance. The interest rates vary due to differences in the blocks of business. The amortization is adjusted retrospectively when estimates of currentor future gross profits to be realized from a group of products are revised.


                                                  1998               1997                1996
                                            ----------------   ----------------    ----------------

          Cost of insurance acquired,      $                  $                   $
           beginning of year                      18,654,506         19,886,494          27,964,733
              Interest accretion                   1,555,706          1,630,058           2,694,172
              Amortization                        (2,581,843)        (2,862,046)         (4,397,572)
                                            ----------------   ----------------   ----------------
              Net amortization                    (1,026,137)        (1,231,988)         (1,703,400)
              Balance attributable to
                 coinsurance agreement                     0                  0          (6,374,839)
                                            ----------------   ----------------    ----------------

          Cost of insurance acquired,      $                  $                   $
             end of year                          17,628,369         18,654,506          19,886,494
                                            ================   ================    ================


          Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:



                       Interest                              Net
                      Accretion      Amortization      Amortization
                      ---------      ------------      ------------

           1999     $ 1,495,000      $  2,438,000      $    943,000
           2000       1,435,000         2,429,000           994,000
           2001       1,363,000         2,400,000         1,037,000
           2002       1,279,000         2,202,000           923,000
           2003       1,201,000         1,976,000           775,000


     L. DEFERRED POLICY ACQUISITION COSTS - Commissions and other costs of acquiring life insurance products that vary with and are primarily related to the production of new business have been deferred. Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

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

          The following table summarizes deferred policy acquisition costs and related data for the years shown.

                                                             1998                 1997                1996
                                                      ---------------     ----------------    ----------------

          Deferred, beginning of year                $     16,745,720     $     18,162,356    $     19,041,728

          Acquisition costs deferred:
            Commissions                                       690,000              998,000           1,441,000
            Other expenses                                    202,000              274,000             431,000
                                                     ----------------     ----------------    ----------------
            Total                                             892,000            1,272,000           1,872,000

            Interest accretion                                758,000              827,000             854,000
            Amortization charged to income                 (3,572,172)          (3,515,636)         (3,605,372)
                                                     ----------------     ----------------    ----------------
            Net amortization                               (2,814,172)          (2,688,636)         (2,751,372)
            Amortization due to impairment                 (2,983,000)                   0                   0

                                                     ----------------     ----------------    ----------------
            Change for the year                            (4,905,172)          (1,416,636)           (879,372)
                                                     ----------------     ----------------    ----------------

          Deferred, end of year                         $  11,840,548      $    16,745,720      $   18,162,356
                                                     ================     ================    ================


          Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

          The following table reflects the components of the income statement for the line item Commissions and amortization of deferred policy acquisition costs.

                                          1998          1997          1996
                                    ------------- ------------- --------------

          Net amortization of
           deferred policy
           acquisition costs         $ 5,797,172   $ 2,688,636    $ 2,751,372
          Commissions                  1,282,357     1,619,729      2,241,513
                                      ----------    ----------     ----------
          Total                      $ 7,079,529   $ 4,308,365    $ 4,992,885
                                      ==========    ==========     ==========


          Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:

                      Interest                              Net
                     Accretion      Amortization      Amortization
                     ---------      ------------      ------------

          1999      $  454,000      $  2,265,000      $  1,811,000
          2000         405,000         2,001,000         1,596,000
          2001         362,000         1,772,000         1,410,000
          2002         322,000         1,560,000         1,238,000
          2003         287,000         1,367,000         1,080,000

     M. COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Costs in excess of net assets purchased are amortized on the straight-line basis over a 40-year period. Management continually reviews the value of goodwill based on estimates of future earnings. As part of this review, management determines whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If management were to determine that changes in such projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, the carrying value of goodwill would be reduced with a corresponding charge to expense(no such changes have occurred). Accumulated amortization of cost in excess of net assets purchased was $6,415,642 and $5,971,978 as of December 31, 1998 and 1997, respectively.

     N. PROPERTY AND EQUIPMENT - Company-occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $4,336,366 and $5,167,938 at December 31, 1998 and 1997, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $334,372 and $371,838 for the years ended December 31, 1998 and 1997, respectively.

     O. INCOME TAXES - Income taxes are reported under Statement of Financial Accounting Standards Number 109. Deferred income taxes are recorded to reflect the tax consequences on future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts at the end of each such period.

     P. EARNINGS PER SHARE - Earnings per share are based on the weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128. The computation of diluted earnings per share is the same as basic earnings per share since the Company has no dilutive instruments outstanding.

     Q. RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, limited-payment life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Accident and health insurance premiums are recognized as revenue pro-rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance, policy administration, and surrenders assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy balances.

     R. PARTICIPATING INSURANCE - Participating business represents 34% and 39% of the ordinary life insurance in force at December 31, 1998 and 1997, respectively. Premium income from participating business represents 39%, 50%, and 52% of total premiums for the years ended December 31, 1998, 1997 and 1996, respectively. The amount of dividends to be paid is determined annually by the respective insurance subsidiary's Board of Directors. Earnings allocable to participating policyholders are based on legal requirements which vary by state.

     S. RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on previously reported net loss, total assets, or shareholders' equity.

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


2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 1998, substantially all of consolidated shareholders' equity represents net assets of FCC's subsidiaries. The payment of cash dividends to shareholders by FCC is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1998, UG had a statutory gain from operations of $3,266,364. At December 31, 1998, UG's statutory capital and surplus amounted to $15,280,577. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.


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

The following table summarizes the companies with this situation and the maximum amount of income which has not been taxed in each.

                            Shareholders'          Untaxed
       Company                 Surplus             Balance
----------------------     -----------------    --------------
         ABE           $          5,180,494  $      1,149,693
        APPL                      6,137,321         1,525,367
         UG                      30,998,215         4,363,821
         USA                              0                 0

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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:


                                           1998           1997           1996
                                      -----------    -----------    -----------
Current tax expense (credit) ......   $    99,003    $        38    $  (152,812)
Deferred tax expense (credit) .....    (4,565,694)       321,917     (4,808,694)
                                      -----------    -----------    -----------
                                      $(4,466,691)   $   321,955    $(4,961,506)
                                      ===========    ===========    ===========

The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                              UG                FCC
                         -------------     ---------------
       2007                         0             136,058
       2008                         0               4,595
       2009                         0             168,800
       2010                         0              19,112
       2012                   386,669                   0
                         -------------     ---------------
       TOTAL         $        386,669  $          328,565
                         =============     ===============

The Company has established a deferred tax asset of $250,332 for its operating loss carryforwards and has established an allowance of $250,332.

The provision or (credit) for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 35% to the loss before taxes as a result of the following differences:


                                                            1998            1997            1996
                                                    ------------    ------------    ------------
Tax computed at statutory rate ..................   $ (2,216,542)   $   (517,611)   $ (2,777,081)
Changes in taxes due to:
  Cost in excess of net assets purchased ........        155,282         155,282         156,462
  Current year loss for which no benefit realized              0       1,039,742               0
  Benefit of prior losses .......................     (2,587,353)       (324,705)     (2,393,300)
  Other .........................................        181,922         (30,753)     52,452,413
                                                    ------------    ------------    ------------
Income tax expense (credit) .....................   $ (4,466,691)   $    321,955    $ (4,961,506)
                                                    ============    ============    ============

The following table summarizes the major components which comprise the deferred tax liability as reflected in the balance sheets:

                                          1998                  1997
                                     ----------------      ---------------
Investments                      $        (182,000)    $        (340,479)
Deferred policy acquisition
  costs                                  4,144,192             5,861,002
Cost of insurance acquired               6,169,929             6,529,077
Agent balances                             (22,257)              (23,954)
Property and equipment                     (82,250)             (104,071)
Due premiums                            (1,047,735)           (1,082,960)
Discount of notes                                0               896,113
Future policy benefits                  (7,194,930)           (5,143,733)
Other liabilities                         (902,734)           (1,045,816)
Federal tax DAC                         (2,082,217)           (2,179,487)
                                     ----------------      ---------------
Deferred tax liability (asset)   $      (1,200,002)    $       3,365,692
                                     ================      ===============


4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:


                                                              December 31,
                                         ----------------------------------------------------------
                                              1998               1997               1996
                                         ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
held for sale                           $    12,035,619  $      12,736,865   $     13,396,431
Equity securities                                92,196             87,211             88,661
Mortgage loans                                  859,543            802,123          1,047,461
Real estate                                     842,724            745,502            794,844
Policy loans                                    984,761            976,064          1,121,538
Other long-term investments                      62,477             63,530             63,005
Short-term investments                           29,907             70,624             17,664
Cash                                          1,209,046            594,478            602,525
                                         ---------------    ----------------   ----------------
Total consolidated investment income         16,116,273         16,076,397         17,132,129
Investment expenses                          (1,046,869)        (1,198,061)        (1,222,903)
                                        ----------------    ---------------    ----------------
Consolidated net investment income     $     15,069,404  $      14,878,336   $     15,909,226
                                         ===============    ================   ================


At December 31, 1998, the Company had a total of $4,187,000 of investments, comprised of $3,152,000 in real estate, $968,000 in equity securities and $66,000 in other long-term investments, which did not produce income during 1998.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

                                               Carrying Value
                                     ----------------------------------------
                                             1998                 1997
                                        ---------------      ---------------
Investments held for sale:
     Fixed maturities                 $      1,505,406     $      1,668,630
     Equity securities                       2,087,416            3,001,744
Fixed maturities:
     U.S. Government, government
       agencies and authorities             36,809,239           28,032,927
     State, municipalities and
       political subdivisions               23,835,306           22,739,944
     Collateralized mortgage
       obligations                           9,406,895           11,093,926
     Public utilities                       41,724,208           47,971,152
     All other corporate bonds              62,465,200           70,811,091
                                        ---------------      ---------------
                                      $    177,833,670     $    185,319,414
                                        ===============      ===============


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


The following table summarizes by category securities held that are below investment grade at amortized cost:

      Below Investment
      Grade Investments                1998             1997           1996
------------------------------     --------------    ------------   ------------
State, Municipalities and
  political Subdivisions         $            0    $           0 $       10,042
Public Utilities                        970,311           80,497        117,609
Corporate                                47,281          656,784        813,717
                                   -------------     ------------  -------------
Total                            $    1,017,592    $     737,281 $      941,368
                                   =============     ============  =============

B.   INVESTMENT SECURITIES

     The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:


                                          Cost or            Gross             Gross            Estimated
                                         Amortized        Unrealized        Unrealized           Market
1998                                       Cost              Gains            Losses              Value
---------------------------------      --------------    --------------    --------------     --------------
Investments Held for Sale:
  U.S. Government and govt.
    agencies and authorities         $     1,434,636   $         3,265   $             0    $     1,437,901
  States, municipalities and
    political subdivisions                    35,000             7,224                 0             42,224
  Collateralized mortgage
    obligations                                    0                 0                 0                  0
  Public utilities                                 0                 0                 0                  0
  All other corporate bonds                   25,000               281                 0             25,281
                                       --------------    --------------    --------------     --------------
                                           1,494,636            10,770                 0          1,505,406
  Equity securities                        2,725,061            42,520          (680,165)         2,087,416
                                       --------------    --------------    --------------     --------------
  Total                              $     4,219,697   $        53,290  $       (680,165)   $     3,592,822
                                       ==============    ==============    ==============     ==============

Held to Maturity Securities:
  U.S. Government and govt.
    agencies and authorities         $    36,809,239   $       378,136   $       (53,868)   $    37,133,507
  States, municipalities and
    political subdivisions                23,835,306         1,042,876                 0         24,878,182
  Collateralized mortgage
    obligations                            9,406,895           182,805           (64,769)         9,524,931
  Public utilities                        41,724,208         1,810,290            (8,585)        43,525,913
  All other corporate bonds               62,465,200         2,358,259              (613)        64,822,846
                                       --------------    --------------    --------------     --------------
  Total                              $   174,240,848   $     5,772,366   $      (127,835)   $   179,885,379
                                       ==============    ==============    ==============     ==============


                                          Cost or            Gross             Gross            Estimated
                                         Amortized        Unrealized        Unrealized           Market
1997                                       Cost              Gains            Losses              Value
---------------------------------      --------------    --------------    --------------     --------------
Investments Held for Sale:
  U.S. Government and govt.
    agencies and authorities         $     1,448,202   $             0   $        (5,645)   $     1,442,557
  States, municipalities and
    political subdivisions                    35,000               485                 0             35,485
  Collateralized mortgage
    obligations                                    0                 0                 0                  0
  Public utilities                            80,169               328                 0             80,497
  All other corporate bonds                  108,927             1,164                 0            110,091
                                       --------------    --------------    --------------     --------------
                                           1,672,298             1,977            (5,645)         1,668,630
  Equity securities                        3,184,357           176,508          (359,121)         3,001,744
                                       --------------    --------------    --------------     --------------
  Total                              $     4,856,655  $        178,485   $      (364,766)   $     4,670,374
                                       ==============    ==============    ==============     ==============

Held to Maturity Securities:
  U.S. Government and govt.
    agencies and authorities         $    28,032,927   $       641,814   $       (51,771)   $    28,622,970
  States, municipalities and
    political subdivisions                22,739,944           711,548            (1,891)        23,449,601
  Collateralized mortgage
    obligations                           11,093,926           210,435           (96,714)        11,207,647
  Public utilities                        47,971,152         1,251,180           (80,795)        49,141,537
  All other corporate bonds               70,811,091         1,649,940          (100,218)        72,360,813
                                       --------------    --------------    --------------     --------------
  Total                              $   180,649,040   $     4,464,917   $      (331,389)   $   184,782,568
                                       ==============    ==============    ==============     ==============

The amortized cost of debt securities at December 31, 1998, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                        Estimated
       Fixed Maturities Held for Sale                Amortized            Market
             December 31, 1998                         Cost                Value
---------------------------------------------      --------------      --------------
Due in one year or less                          $     1,434,636     $     1,437,901
Due after one year through five years                     35,000              42,224
Due after five years through ten years                    25,000              25,281
Due after ten years                                            0                   0
Collateralized mortgage obligations                            0                   0
                                                   --------------      --------------
Total                                            $     1,494,636     $     1,505,406
                                                   ==============      ==============


                                                                         Estimated
     Fixed Maturities Held to Maturity               Amortized            Market
             December 31, 1998                         Cost                Value
---------------------------------------------      --------------      --------------
Due in one year or less                          $    16,996,673     $    17,079,985
Due after one year through five years                 82,960,251          85,927,556
Due after five years through ten years                58,630,433          60,814,932
Due after ten years                                    6,246,596           6,537,975
Collateralized mortgage obligations                    9,406,895           9,524,931
                                                   --------------      --------------
Total                                            $   174,240,848     $   179,885,379
                                                   ==============      ==============


An analysis of sales, maturities and principal repayments of the Company's fixed maturities portfolio for the years ended December 31, 1998, 1997 and 1996 is as follows:



                                     Cost or            Gross             Gross             Proceeds
                                     Amortized          Realized          Realized             from
Year ended December 31, 1998            Cost             Gains             Losses              Sale
--------------------------------   ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   calls and tenders:
     Held for sale               $        164,161   $          359   $             0    $        164,520
     Held to maturity                  54,556,915          315,965          (230,657)         54,642,223
Sales:
      Held for sale                             0                0                 0                   0
      Held to maturity                          0                0                 0                   0
                                   ---------------    -------------    ---------------    ---------------
  Total                          $     54,721,076   $      316,324   $      (230,657)   $     54,806,743
                                   ===============    =============    ===============    ===============


                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             from
Year ended December 31, 1997                  Cost             Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
 calls and tenders:
     Held for sale                     $        299,390   $          931   $        (9,661)   $        290,660
     Held to maturity                        21,457,436           31,551              (722)         21,488,265
Sales:
      Held for sale                                   0                0                 0                   0
      Held to maturity                                0                0                 0                   0
                                         ---------------    -------------    ---------------    ---------------
  Total                                $     21,756,826   $       32,482   $       (10,383)   $     21,778,925
                                         ===============    =============    ===============    ===============



                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             from
Year ended December 31, 1996                  Cost             Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
 calls and tenders:
     Held for sale                     $        699,361   $        6,035   $          (813)   $        704,583
     Held to maturity                        20,845,333           13,469          (137,320)         20,721,482
Sales:
      Held for sale                             517,111                0            (2,658)            514,453
      Held to maturity                       18,735,848           81,283           (80,519)         18,736,612
                                         ---------------    -------------    ---------------    ---------------
  Total                                $     40,797,653   $      100,787   $      (221,310)   $     40,677,130
                                         ===============    =============    ===============    ===============


C. INVESTMENTS ON DEPOSIT - At December 31, 1998, investments carried at approximately $15,854,000 were on deposit with various state insurance departments.


5.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 1998 and 1997, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments ("SFAS 107"). Such information, which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(c)      Mortgage loans on real estate

The fair values of mortgage loans are estimated using discounted cash flow analysis and interest rates being offered for similar loans to borrowers with similar credit ratings.

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

(f)  Other long-term investments

The Company holds a $840,066 note receivable for which the determination of fair value is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. In addition, the Company has invested $66,212 in a joint real estate venture. The cost of the aforementioned joint venture in the financial statements approximates fair value because of the relatively short period of time between the origination of the investment and the end of the Company's current reporting period.

(g)  Short-term investments

For short-term instruments, the carrying amount is a reasonable estimate of fair value. Short-term instruments represent United States Government Treasury Bills and certificates of deposit with various banks that are protected under FDIC.

(h)  Notes payable

For borrowings subject to floating rates of interest, carrying value is a reasonable estimate of fair value. For fixed interest rate borrowings fair value was determined based on the borrowing rates currently available to the Company for loans with similar terms and maturities.

The estimated fair values of the Company's financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                                                  1998                              1997
                                   ---------------------------------------------------------------------
                                                         Estimated                          Estimated
                                        Carrying            Fair           Carrying           Fair
Assets                                   Amount            Value            Amount            Value
-------                             ---------------   ---------------  ---------------   --------------
Fixed maturities                   $    174,240,848  $    179,885,379 $    180,649,040  $   184,782,568
Fixed maturities held for sale            1,505,406         1,505,406        1,668,630        1,668,630
Equity securities                         2,087,416         2,087,416        3,001,744        3,001,744
Mortgage loans on real estate            10,941,614        10,979,378        9,469,444        9,837,530
Investment in real estate                 8,979,183         8,979,183        9,760,732        9,760,732
Real estate acquired in
  satisfaction of debt                    1,550,000         1,550,000        1,724,544        1,724,544
Policy loans                             14,134,041        14,134,041       14,207,189       14,207,189
Other long-term investments                 906,278           879,037          840,066          784,831
Short-term investments                    1,036,251         1,036,251        1,773,531        1,773,531

Liabilities
-----------
Notes payable                            17,369,993        17,033,501       18,241,601       17,754,529


6.  STATUTORY EQUITY AND GAIN FROM OPERATIONS

The Company's insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. "Prescribed" statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners ("NAIC"). "Permitted" statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of "prescribed" statutory accounting practices. Accordingly, that project, which has not yet been completed, will likely change prescribed statutory accounting practices and may result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. UG's total statutory shareholders' equity was $15,280,577 and $10,997,365 at December 31, 1998 and 1997, respectively. The Company's four life insurance subsidiaries reported combined statutory operating income before taxes (exclusive of intercompany dividends) of $5,485,000, $2,067,000 and $2,134,000 for 1998, 1997 and 1996,
respectively.


7.  REINSURANCE

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

The Company has reinsured approximately $924 million, $1.022 billion and $1.109 billion in face amount of life insurance risks with other insurers for 1998, 1997 and 1996, respectively. Reinsurance receivables for future policy benefits were $36,965,938 and $37,814,106 at December 31, 1998 and 1997, respectively, for estimated recoveries under reinsurance treaties. Should any reinsurer be unable to meet its obligation at the time of a claim, obligation to pay such claim would remain with the Company.

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

One of the Company's insurance subsidiaries (UG) entered into a coinsurance agreement with First International Life Insurance Company ("FILIC") as of
September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. A.M. Best assigned FILIC a Financial Performance Rating (FPR) of 7 (Strong) on a scale of 1 to 9. A.M. Best assigned a Best's Rating of A++ (Superior) to The Guardian Life Insurance Company of America ("Guardian"), parent of FILIC, based on the consolidated financial condition and operating performance of the company and its life/health subsidiaries. During 1997, FILIC changed its name to Park Avenue Life Insurance Company ("PALIC"). The agreement with PALIC accounts for approximately 65% of the reinsurance receivables as of December 31, 1998.


The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 1998, 1997 and 1996 was as follows:

                                    Shown in thousands
                  --------------------------------------------------------
                       1998                1997                1996
                     Premiums            Premiums            Premiums
                      Earned              Earned              Earned
                  ----------------    ----------------    ----------------
Direct         $           30,919  $           33,374  $           35,891
Assumed                        20                   0                   0
Ceded                      (4,543)             (4,735)             (4,947)
                  ----------------    ----------------    ----------------
Net premiums   $           26,396  $           28,639  $           30,944
                  ================    ================    ================


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


9.  RELATED PARTY TRANSACTIONS

Under the current structure, FCC pays a majority of the general operating expenses of the affiliated group. FCC then receives management, service fees and reimbursements from the various affiliates.

UII has a service agreement with USA. The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement has remained in place without modification. USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII has a subcontract agreement with UTI to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII are recorded in UTI's financial statements as other income.

On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for FCC's management services. FCC received net management fees of $8,793,905, $9,893,321 and $9,927,000 under these arrangements in 1998, 1997 and 1996, respectively. UG paid $8,018,141, $8,660,481 and $9,626,559 to FCC in 1998, 1997 and 1996,
respectively.

USA paid $835,345, $989,295 and $1,567,891 under their agreement with UII for 1998, 1997 and 1996, respectively. UII paid $501,207, $593,577 and $940,734 under their agreement with UTI for 1998, 1997 and 1996, respectively. Additionally, UII paid FCC $0, $150,000 and $300,000 in 1998, 1997 and 1996, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Amounts recorded by USA as deferred acquisition costs are no greater than what would have been recorded had all such expenses been directly incurred by USA. Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On January 16, 1998, UTI acquired 7,579 shares of its common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal due on maturity.

On September 23, 1997, the Company acquired 10,056 shares of UTI common stock from Paul Lovell, a director, for $35,000 and a promissory note valued at $61,000 due September 23, 2004. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal reductions of $10,000 annually until maturity. Simultaneous with the stock purchase, Mr. Lovell resigned his position on the UTI board.

On July 31, 1997, United Trust Inc. issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of Mr. Morrow and to acquire a portion of the United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by the Company to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, the Company acquired a total of 126,921 shares of United Trust Inc. common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, the Company acquired a total of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in United Trust Inc. was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family owned approximately 31% of the outstanding common stock of United Trust Inc. The market price of UTI common stock on July 31, 1997 was $6.00 per share. The stock acquired in the above transaction was from the largest two shareholders of UTI stock. There were no additional stated or unstated items or agreements relating to the stock purchase.

On July 31,1997, the Company entered into employment agreements with eight individuals, all officers or employees of the Company. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing the Company a stable management environment and positioning for future growth.


10.  NOTES PAYABLE

At December 31, 1998 and 1997, the Company has  $17,369,993  and  $18,241,602 in
long term debt outstanding, respectively. The debt is comprised of the following components:

                                           1998           1997
                                       -------------  -------------
Senior debt                         $       100,000 $    6,900,000
Subordinated 10 yr. notes                 1,427,067      4,906,775
Subordinated 20 yr. notes                 4,034,827      4,034,827
Affiliated notes payable                 11,808,099      2,400,000
                                       -------------  -------------
                                    $    17,369,993 $   18,241,602
                                       =============  =============

A.  Senior debt

The senior debt is through National City Bank (formerly First of America Bank - Illinois NA) and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at December 31, 1998 was 7.75%. Interest is paid quarterly. Principal payments of $1,000,000 are due in May of each year beginning in 1997, with a final payment due May 8, 2005. On November 8, 1998, the Company prepaid $500,000 of the May 1999 principal payment, and on November 23, 1998, the Company paid a $6,300,000 principal payment. The November 23, 1998 principal payment was facilitated through a borrowing from United Trust, Inc., which is an affiliate, and ultimate parent to the Company. The remaining principal balance of $100,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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

B.  Subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. In addition to regularly scheduled semi-annual principal payments, the Company made principal reduction payments totaling $2,608,099 on November 23, 1998, and $500,000 on December 16, 1998, on
its 10 year subordinated debt. The additional principal payments were facilitated through borrowings from affiliated party and ultimate parent, United Trust, Inc.. The original 20-year notes bear interest at the rate of 8 1/2% per annum on $3,529,865 and 8.75% per annum on $504,962 payable semi-annually with a lump sum principal payment due June 16, 2012.

C.  Affiliated notes payable

United Income, Inc. (UII) through assignment from United Trust, Inc. (UTI) owned a participating interest of $700,000 and $300,000 respectively of the senior debt. At the date of the refinance, these obligations were converted from participations of senior debt to promissory notes. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII and $250,000 from UTI to provide additional cash for liquidity. The note bears interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on June 1, 1999.

In November 1997 FCC borrowed $1,000,000 from UTI to facilitate the prepayment of the May 1998 principal payment due on the senior debt. . The note bears interest at the rate of 1% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on November 8, 2006.

In November 1998 FCC borrowed $2,608,099 from UTI to facilitate the prepayment of principal on its 10 year subordinated 10-year debt. The note bears interest at the rate of 7.50%, with interest payments due quarterly and principal due upon maturity of the note on December 31, 2005. In addition, FCC borrowed $6,300,000 from UTI to facilitate the prepayment of principal on the senior debt. This note bears interest at the rate of 9/16% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on December 31, 2006.

In December 1998 FCC borrowed $500,000 from UII to facilitate an additional prepayment of principal on its subordinated 10-year debt. The note bears interest at the rate of 7.50%, with interest payments due quarterly and principal due upon maturity of the note on March 31, 2004.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                              Year          Amount
                              ----          ------

                              1999       $  626,714
                              2000          226,714
                              2001          226,714
                              2002          746,925
                              2003                0


11.  DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of December 31, 1998 no options were exercised. At December 31, 1998 and 1997, the Company held a liability of $1,494,520 and $1,376,384, respectively, relating to this plan. At December 31, 1998, UTI common stock had a market price of $8.125 per share.

The following information applies to deferred compensation plan stock options outstanding at December 31, 1998:

      Number outstanding               105,000
      Exercise price                    $17.50
      Remaining contractual life       2 years


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

13.  OTHER CASH FLOW DISCLOSURE

On a cash basis,  the Company paid  $1,655,297,  $1,595,699  and  $1,657,246  in interest expense for the years 1998, 1997 and 1996, respectively. The Company paid $10,630, $49,520 and $12,149 in federal income tax for the years 1998, 1997 and 1996 respectively.

One of the Company's insurance subsidiaries ("UG") entered into a coinsurance agreement with Park Avenue Life Insurance Company ("PALIC") at September 30, 1996. At closing of the transaction, UG received a coinsurance credit of $28,318,000 for policy liabilities covered under the agreement. UG transferred assets equal to the credit received. This transfer included policy loans of $2,855,000 associated with policies under the agreement and a net cash transfer of $19,088,000 after deducting the ceding commission due UG of $6,375,000. The transaction resulted in no gain or loss in the GAAP financial statements. The transaction was entered into to increase the statutory surplus position of UG. The ceding commission received was equal to the value reflected on this block of business in the Cost of Insurance Acquired asset. The ceding commission reduced this asset. To provide the cash required to be transferred under the agreement, the Company sold $18,737,000 of fixed maturity investments held to maturity.


14.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions which at times may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


15.  NEW ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards (SFAS) 128 entitled Earnings per share, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The Statement's objective is to simplify the computation of earnings per share, and to make the U.S.
standard for computing EPS more compatible with the EPS standards of other countries.

This statement was adopted for the 1997 Financial Statements. For all periods presented the Company reported a loss from continuing operations so any potential issuance of common shares would have an antidilutive effect on EPS. Consequently, the adoption of SFAS 128 did not have an impact on the Company's financial statement.

The FASB has issued SFAS 130 entitled Reporting Comprehensive Income, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in shareholders' equity, except those arising from transactions with shareholders, and includes net income and net unrealized gains (losses) on securities. SFAS 130 was adopted as of January 1, 1998. Adopting the new standard required the Company to make additional disclosures in the consolidated financial statements, but did not affect the Company's financial position or results of operations.

All items of other comprehensive income reflect no related tax effect, since the Company has an allowance against the collection of any future tax benefits. In addition, there was no sale or liquidation of investments requiring a reclassification adjustment for the period presented.

The FASB has issued SFAS 131 entitled, Disclosures about Segments of an Enterprise and Related Information, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly in deciding how to allocate resources and in assessing performance. SFAS 131 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no reportable operating segments.

The FASB has issued SFAS 132 entitled, Employers' Disclosures about Pensions and Other Postretirement Benefits, which is effective for financial statements for fiscal years beginning after December 15, 1997. SFAS 132 revises current disclosure requirements for employer provided post-retirement benefits. The statement does not change retirement measurement or recognition issues. SFAS 132 was adopted as of January 1, 1998. Adopting the new standard had no affect on the Company's financial position or results of operations, since the Company has no pension plan or other obligation for post-retirement benefits.

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on the Company's financial position or results of operations, since the Company has no derivative or hedging type investments.


16. CHANGE IN CONTROL OF UNITED TRUST, INC.

On November 20, 1998, First Southern Funding, Inc., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

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

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.

18.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)


                                                                                    1998
                                           -------------------- ---------------------- ---------------------- ---------------------
                                                   1st                   2nd                    3rd                   4th
                                               ----------------       ----------------       ----------------       ---------------
Premium and policy fees, net                $       7,231,481      $       7,111,079      $       6,243,869      $       5,809,648
Net investment income                               3,731,737              3,796,112              3,802,812              3,738,743
Total revenues                                     11,071,525             10,435,696              9,637,548              9,486,827
Policy benefits including dividends                 7,237,203              6,919,892              6,077,867              6,107,443
Commissions and
  amortization of DAC and COI                       1,617,762              1,102,892              1,200,752              4,184,260
Operating expenses                                  2,380,342              2,192,484              2,023,484              4,301,694
Operating loss                                       (560,422)              (174,918)               (63,688)            (5,533,949)
Net income (loss)                                    (323,149)              (115,432)               653,733             (2,164,977)
Basic and diluted earnings (loss)
   per share                                           (5.92)                 (2.12)                  11.99                 (39.69)

                                                                                    1997
                                           -------------------- ---------------------- ---------------------- ---------------------
                                                   1st                   2nd                    3rd                   4th
                                               ----------------       ----------------       ----------------       ---------------
Premiums and policy fees, net               $       7,926,386      $       7,808,782      $      6,639,394       $       6,264,683
Net investment income                               3,859,617              3,839,187             3,689,445               3,490,087
Total revenues                                     11,782,828             11,687,571            10,219,574               9,664,305
Policy benefits including dividends                 7,942,359              7,360,575             6,742,317               6,369,943
Commissions and
  amortization of DAC and COI                       1,610,729                995,540             1,528,216               1,405,868
Operating expenses                                  2,556,656              2,747,749             2,432,709               1,528,067
Operating income (loss)                              (732,231)               183,417              (887,921)                (42,153)
Net income (loss)                                    (193,275)              (202,275)             (762,374)               (687,138)
Basic and diluted earnings (loss)
  per share                                            (3.23)                 (3.54)                 (13.97)                (11.91)

                                                                                    1996
                                           -------------------- ---------------------- ---------------------- ---------------------
                                                   1st                   2nd                    3rd                   4th
                                               ----------------       ----------------       ----------------       ---------------
Premiums and policy fees, net                       8,481,511        3,890,8,514,175             7,348,199              6,600,573
                                           $                                            $                      $
Net investment income                               3,982,268              3,919,715             4,000,172              4,007,071
Total revenues                                     12,554,619             12,178,359            11,329,201             10,475,852
Policy benefits including dividends                 7,141,235              7,805,748             8,786,608             10,710,009
Commissions and
  amortization of DAC and COI                       1,942,777              1,482,101             1,263,969              2,007,438
Operating expenses                                  3,281,560              2,719,974             3,326,744              2,303,561
Operating income (loss)                              (250,496)              (252,231)           (2,473,828)            (4,957,961)
Net income (loss)                                     329,576               (122,482)           (2,162,608)            (1,076,135)
Basic and diluted earnings (loss)
   per share                                            5.50                  (2.01)                 (36.09)               (18.00)

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS
----------------------


In accordance with the laws of Virginia and the Certificate of Incorporation and Bylaws of the Company, as amended, the Company is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 1998, the Board met five times. All directors attended at least 75% of all meetings of the board except for Mr. Cellini.

The Board of Directors has an Audit Committee consisting of Messrs. Albin, Collins and Melville. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of the Company, the nature of services performed for the Company and the fees to be paid to the independent auditors, the performance of the Company's independent and internal auditors and the accounting practices of the Company. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met once in 1998.

The compensation of the Company's executive officers is determined by the full Board of Directors (see report on Executive Compensation).

Under the Company's Certificate of Incorporation, the Board of Directors may be comprised of between five and twenty-one directors. The Board currently has a fixed number of directors at fourteen. Shareholders elect Directors to serve for a period of one year at the Company's Annual Shareholders' meeting.

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of the Company.

DIRECTORS

     Name, Age Position with the Company, Business Experience and Other Directorships

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

Randall L. Attkisson 53

     Chief Financial Officer, Treasurer, Director of First Southern Bancorp, Inc. since 1986; Director of The Galilean Home, Liberty, KY since 1996; Treasurer, Director of First Southern Funding, Inc. since 1992; Director of The River Foundation, Inc. since 1990; Treasurer, Director of Somerset Holdings, Inc. since 1987; President of Randall L.

     Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky Department of Banking & Securities from 1980 to 1982; Self-employed Banking Consultant in Miami, FL from 1978 to 1980.

William F.  Cellini 64

     Director of FCC and certain affiliate companies since 1984; Chairman of the Board of New Frontier Development Group, Chicago, Illinois for more than the past five years; Executive Director of Illinois Asphalt Pavement Association.

John W. Collins  72

     Consultant and past President of Collins-Winston Group since 1976; past Director of the Company and certain affiliate companies from 1982 to 1992.

Jesse T. Correll   42

     Chairman, President, Director of First Southern Bancorp, Inc. since 1983; President, Director of First Southern Funding, Inc. since 1992; President, Director of Somerset Holdings, Inc. and Lancaster Life Reinsurance Company and First Southern Insurance Agency since 1987; President, Director of The River Foundation since 1990; President, Director of Dyscim Holdings Company, Inc. since 1990; Director or Adamas Diamond Corporation since 1980; Secretary, Director Lovemore Holding Company since 1987; President, Director of North Plaza of Somerset since 1990; Director of St. Joseph Hospital, Lexington, KY since 1997; Managing Partner of World Wide Minerals from 1978 to 1983.

George E. Francis 55

     Executive Vice President and Chief Administrative Officer since July 1997; Secretary of the Company and certain affiliate companies since 1993; Director of the Company and certain affiliate companies since 1992; Treasurer and Chief Financial Officer of certain affiliate companies from 1984 until 1992; Senior Vice President and Chief Administrative Officer of certain affiliate companies since 1989.

Donald G. Geary 75

     Director of the Company and certain affiliate companies since 1984; industrial warehousing developer and founder of Regal 8 Inns for more than the past five years.

James E. Melville 53

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

Joseph H. Metzger 60

     Director of the Company since 1992, Senior Vice President, Real Estate since 1989; Senior Vice President, Real Estate of certain affiliate companies since 1983.

Luther C. Miller  68

     Director of the Company since 1984; Executive Vice President and Secretary of the Company from 1984 until 1992; officer and director of certain affiliate companies for more than the past five years.

Millard V. Oakley  68

     Presently serves on Board of Directors and Executive Committee of Thomas Nelson, a publicly held publishing company based in Nashville, TN; Director of First National Bank of the Cumberlands, Livingston-Cooksville, TN; Lawyer with limited law practice since 1980; State Insurance Commissioner for State of Tennessee from 1975 to 1979; Served as General Counsel, United States House of Representatives, Washington, D.C., Congressional Committee on Small Business from 1971-1973; Served four elective terms as County Attorney for Overton County, Tennessee; Elected delegate to National Democratic Convention in 1964; Served four elective terms in the Tennessee General Assembly from 1956 to 1964; Lawyer in Livingston, TN from 1953 to 1971; Elected to the Tennessee Constitutional Convention in 1952.

Robert V. O'Keefe 77

     Director of the Company since 1993; Director and Treasurer of UTI from 1988 to 1992; Director of Cilcorp, Inc. from 1982 to 1994; Director of Cilcorp Ventures, Inc. from 1985 to 1994; Director of Environmental Science and Engineering Co. since 1990.

Larry E. Ryherd  58

     President, CEO and Director of the company since 1992; UTI Chairman of the Board of Directors and a Director since 1984, CEO since 1991; Chairman of the Board of UII since 1987, CEO since 1992 and President since 1993; Chairman, CEO and Director of UTG since 1992; President, CEO and Director of certain affiliate companies since 1992; Chairman of the Board, CEO, President and COO of certain affiliate life insurance companies since 1992 and 1993; Director of the National Alliance of Life Companies since 1992; 1994 NALC Membership Committee Chairman; Member of the American Council of Life Companies and Advisory Board Member of its Forum 500 since 1992.

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


EXECUTIVE OFFICERS OF THE COMPANY

More detailed information on the following officers of the Company appears under "The Board of Directors":

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


Theodore C. Miller 36

     Senior Vice President and Chief Financial Officer since July 1997; Vice President and Treasurer since October 1992; Vice President and Controller of certain Affiliate Companies from 1984 to 1992.


Others not completing the current term:

Howard A. Young

     Formerly Director of the Company since 1984; Director of certain affiliate companies for more than the past five years; passed away in September 1998.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table
----------------------------

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

                           SUMMARY COMPENSATION TABLE

                             Annual Compensation (1)

                                                              Other Annual
Name and                                                    Compensation (2)
Principal Position                Salary($)  Bonus ($)                $

Larry E. Ryherd           1998     400,000                         20,373
Chairman of the Board     1997     400,000                         18,863
Chief Executive Officer   1996     400,000                         17,681

James E. Melville         1998     238,200                         31,956
President, Chief          1997     238,200                         29,538
Operating Officer         1996     238,200                         27,537

George E. Francis         1998     126,200                          8,791
Executive Vice            1997     123,200                          8,187
President, Secretary      1996     120,200                          7,348

Joseph H. Metzger         1998     126,200    20,123               11,644
Sr. Vice President,       1997     121,000                         10,817
Real Estate, Director     1996      87,000    70,633               10,290



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


Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table summarizes for fiscal year ending, December 31, 1998, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTI held by the named executive officers. The values shown were determined by multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 1998 and the applicable per share exercise price. There were no options granted to the named executive officers for the past three fiscal years.


                  Number of Shares                       Number of Securities Underlying   Value of Unexercised In the
                     Acquired on     Value               Unexercised Options/SARs             Money Options/SARs at
                    Exercise (#)    Realized ($)               at FY-End(#)                        FY-End ($)

Name                                                Exercisable          Unexercisable    Exercisable       Unexercisable


Larry E. Ryherd              -            -             13,800                  -                -                 -
James E. Melville            -            -             30,000                  -                -                 -
Joseph H. Metzger            -            -              6,900                  -                -                 -
George E. Francis            -            -              4,600                  -                -                 -

Compensation of Directors
-------------------------

The Company's standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. The Company's director compensation policy also provides that directors who are employees of the Company or directors or officers of First Southern Funding, LLC and affiliates do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting.


Employment Contracts
--------------------

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

Stock Options. One of the Company's priorities is for the executive officers to be significant shareholders so that the interest of the executives are closely aligned with the interests of the Company's other shareholders. The Board of Directors believes that this strategy motivates executives to remain focused on the overall long-term performance of the Company. Stock options are granted at the discretion of the Board of Directors and are intended to be granted at levels within the competitive market range of comparable companies. During 1993, each of the named executive officers were granted options under their employment agreements for the UTI's Common Stock as described in the Employment Contracts section. There were no options granted to the named executive officers during the last three fiscal years.

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


Chief Executive Officer

Larry E. Ryherd has been Chairman of the Board and Chief Executive Officer since June of 1991 and Chairman of the Board of the Company's parent, UTI, since 1984. The Board of Directors used the same compensation plan elements described above for all executive officers to determine Mr. Ryherd's 1998 compensation.

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

The Board of Directors considered the Company's financial results as compared to other companies within the industry, financial performance for fiscal 1998 as compared to fiscal 1997, the Company's progress as it relates to the Company's growth through acquisitions and simplification of the organization, the fact that since the Company does not have a Chief Marketing Officer, Mr. Ryherd assumes additional responsibilities of the Chief Marketing Officer, and Mr. Ryherd's salary history, performance ranking and total compensation history.

Through fiscal 1998, Mr. Ryherd's annual salary was $400,000, the amount the Board of Directors set in January 1997. In July 1998, the Board of Directors reviewed Mr. Ryherd's salary. Following a review of the above factors, the Board of Directors decided to recognize Mr. Ryherd's performance by placing a greater emphasis on long-term incentive awards, and therefore retained Mr. Ryherd's base salary at $400,000.

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



                               BOARD OF DIRECTORS

         John S. Albin                               Joseph H. Metzger
         Randall L. Attkisson                        Luther C. Miller
         William F. Cellini                          Millard V. Oakley
         John W. Collins                             Robert V. O'Keefe
         Jesse T. Correll                            Larry E. Ryherd
         George E. Francis                           Robert W. Teater
         Donald G. Geary
         James E. Melville

                                PERFORMANCE GRAPH
     The following graph compares the cumulative total shareholder return on the Company's Common Stock during the five fiscal years ended December 31, 1998, with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1):

                                              1993 1994 1995 1996 1997 1998
FCC .........................................  100   50   50   50  112  155
NASDAQ ......................................  100   98  138  170  209  293
NASDAQ Insurance ............................  100   94  134  153  223  199


(1) The Company selected the NASDAQ Composite Index Performance as an appropriate comparison because the Company's Common Stock is not listed on any exchange but the Company's Common Stock is traded in the over-the-counter market. Furthermore, the Company selected the NASDAQ
       Insurance Stock Index as the second comparison because there is no similar single "peer company" in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index. Trading activity in the Company's Common Stock is limited, which may be in part a result of the Company's low profile from not being listed on any exchange, and its reported operating losses. The Company has experienced a tremendous growth rate over the period shown in the Return Chart with assets growing from approximately $233 million in 1991 to approximately $328 million in 1998. The growth rate has been the result of acquisitions of other companies and new insurance writings. The Company has incurred costs of conversions and administrative consolidations associated with the acquisitions, which has contributed to the operating losses. The Return Chart is not intended to forecast or be indicative of possible future performance of the Company's stock.

The foregoing graph shall not be deemed to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities
Exchange Act of 1934, except to the extent that the Company specifically incorporates such information by reference.

Compensation Committee Interlocks and Insider Participation

The following persons served as directors of the Company during 1998 and were officers or employees of the Company or its subsidiaries during 1998: George E. Francis, James E. Melville, Joseph H. Metzger, and Larry E. Ryherd. Accordingly, these individuals have participated in decisions related to compensation of executive officers of the Company and its subsidiaries.

During 1998, the following executive officers of the Company were also members of the Board of Directors of UII, two of whose executive officers served on the Board of Directors of the Company: Messrs. Melville and Ryherd.

During 1998, Larry E. Ryherd and James E. Melville, executive officers of the Company, were also members of the Board of Directors of UTI, three of whose executive officers served on the Board of Directors of the Company: Messrs. Francis, Melville, and Ryherd.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPLE HOLDERS OF SECURITIES
-------------------------------

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of the Company's Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of December 31, 1998 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

   Title                                     Number of Shares     Percent
    Of         Name and Address                and Nature of        of
   Class       of Beneficial Owner         Beneficial Ownership    Class
   -----       -------------------         --------------------    -----

Common         United Trust Group, Inc              43,303             79%
Stock $1.00,   5250 South Sixth Street
par value      Springfield, IL 62703

SECURITY OWNERSHIP OF MANAGEMENT
--------------------------------

The following tabulation shows with respect to each of the directors and nominees of the Company, with respect to the Company's chief executive officer and each of the Company's executive officers whose salary plus bonus exceeded $100,000 for fiscal 1998, and with respect to all executive officers and directors of the Company as a group: (i) the total number of shares of all classes of stock of the Company or any of its parents or subsidiaries, beneficially owned as of December 31, 1998 and the nature of such ownership; and
(ii) the percent of the issued and outstanding shares of stock so owned as of the same date.


Title       Directors, Named Executive      Number of Shares          Percent
   of       Officers, & All Directors &       and Nature of             of
Class      Executive Officers as a Group        Ownership              Class
-----        -----------------------------      ---------              -----

UII's        John S. Albin                               0                 *
Common       Randall L. Attkisson                        0                 *
Stock, no    William F. Cellini                          0                 *
Par value    John W. Collins                             0                 *
             Jesse T. Correll                            0                 *
             George E. Francis                           0                 *
             Donald G. Geary                             0                 *
             James E. Melville                           0                 *
             Joseph H. Metzger                           0                 *
             Luther C. Miller                            0                 *
             Millard V. Oakley                           0                 *
             Robert V. O'Keefe                           0                 *
             Larry E. Ryherd                        47,250     (1)          3.4%
             Robert W. Teater                        7,380     (2)         *
             All directors and
              executive officers
             as a group (fourteen in number)        54,630                  3.9%

UTI's       John S. Albin                           10,503     (3)         *
Common      Randall L. Attkisson                         0                 *
Stock, no   William F. Cellini                       1,000                 *
par value   John W. Collins                              0                 *
            Jesse T. Correll                             0                 *
            George E. Francis                        4,600     (4)         *
            Donald G. Geary                          1,200                 *
            James E. Melville                       52,500     (5)          2.1%
            Joseph H. Metzger                        6,900     (6)         *
            Luther C. Miller                             0                 *
            Millard V. Oakley                        9,000                 *
            Robert V. O'Keefe                          300     (7)         *
            Larry E. Ryherd                        501,701     (8)         19.6%
            Robert W. Teater                             0                 *
            All directors and executive officers
            as a group (fourteen in number)        587,704                 22.3%


Company's   John S. Albin                                0                 *
Common      Randall L. Attkisson                         0                 *
Stock,      William F. Cellini                           0                 *
$1.00 par   John W. Collins                              0                 *
value       Jesse T. Correll                             0                 *
            George E. Francis                            0                 *
            Donald G. Geary                            225                 *
            James E. Melville                          544     (9)         *
            Joseph H. Metzger                            0                 *
            Luther C. Miller                             0                 *
            Millard V. Oakley                            0                 *
            Robert V. O'Keefe                            0                 *
            Larry E. Ryherd                              0                 *
            Robert W. Teater                             0                 *
            All directors and executive officers
            as a group (fourteen in number)            769                  1.4%


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

(8)  Larry E. Ryherd owns 181,091  shares of UTI's Common Stock in his own name.
     Includes: (i) 150,050 shares of UTI's Common Stock in the name of Dorothy LouVae Ryherd, his wife; (ii) 150,000 shares of UTI's Common Stock which are held beneficially in trust for the three children of Larry E. Ryherd and Dorothy LouVae Ryherd, namely Shari Lynette Serr, Derek Scott Ryherd and Jarad John Ryherd; (iii) 4,600 shares of UTI's Common Stock, 2,700 shares of which are in the name of Shari Lynette Serr, 1,900 shares of which are in the name of Jarad John Ryherd; (iv) 2,000 shares held by Dorothy LouVae Ryherd, his wife as custodian for granddaughter, 160 shares held by Larry E. Ryherd as custodian for granddaughter; and (v) 13,800 shares which may be acquired by Larry E. Ryherd upon exercise of outstanding stock options.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS
--------------------------

Under the current structure, FCC pays a majority of the general operating expenses of the affiliated group. FCC then receives management, service fees and reimbursements from the various affiliates.

UII has a service agreement with USA. The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement has remained in place without modification. USA is to pay UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII has a subcontract agreement with UTI to perform services and provide personnel and facilities. The services included in the agreement are claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII's subcontract agreement with UTI states that UII is to pay UTI monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII are recorded in UTI's financial statements as other income.

On January 1, 1993, FCC entered into an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. In addition to the UG agreement, FCC and its affiliates have either directly or indirectly entered into management and/or cost-sharing arrangements for FCC's management services. FCC received net management fees of $8,793,905, $9,893,321 and $9,927,000 under these arrangements in 1998, 1997 and 1996, respectively. UG paid $8,018,141, $8,660,481 and $9,626,559 to FCC in 1998, 1997 and 1996,
respectively.

USA paid $835,345, $989,295 and $1,567,891 under their agreement with UII for 1998, 1997 and 1996, respectively. UII paid $501,207, $593,577 and $940,734 under their agreement with UTI for 1998, 1997 and 1996, respectively. Additionally, UII paid FCC $0, $150,000 and $300,000 in 1998, 1997 and 1996, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles. The costs paid by UTI for services include costs related to the production of new business, which are deferred as policy acquisition costs and charged off to the income statement through "Amortization of deferred policy acquisition costs". Amounts recorded by USA as deferred acquisition costs are no greater than what would have been recorded had all such expenses been directly incurred by USA. Also included are costs associated with the maintenance of existing policies that are charged as current period costs and included in "general expenses".

On January 16, 1998, UTI acquired 7,579 shares of its common stock from the estate of Robert Webb, a former director, for $26,527 and a promissory note valued at $41,819 due January 16, 2005. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal due on maturity.

On September 23, 1997, UTI acquired 10,056 shares of UTI common stock from Paul Lovell, a director, for $35,000 and a promissory note valued at $61,000 due September 23, 2004. The note bears interest at a rate of 1% over prime, with interest due quarterly and principal reductions of $10,000 annually until maturity. Simultaneous with the stock purchase, Mr. Lovell resigned his position on the UTI board.

On July 31, 1997, United Trust Inc. issued convertible notes for cash received totaling $2,560,000 to seven individuals, all officers or employees of United Trust Inc. The notes bear interest at a rate of 1% over prime, with interest payments due quarterly and principal due upon maturity of July 31, 2004. The conversion price of the notes are graded from $12.50 per share for the first three years, increasing to $15.00 per share for the next two years and increasing to $20.00 per share for the last two years. Conditional upon the seven individuals placing the funds with the Company were the acquisition by UTI of a portion of the holdings of UTI owned by Larry E. Ryherd and his family and the acquisition of common stock of UTI and UII held by Thomas F. Morrow and his family and the simultaneous retirement of Mr. Morrow. Neither Mr. Morrow nor Mr. Ryherd was a party to the convertible notes. On March 1, 1999, the individuals holding the convertible notes sold their interests in said notes to First Southern Bancorp, Inc. in private transactions.

Approximately $1,048,000 of the cash received from the issuance of the convertible notes was used to acquire stock holdings of United Trust Inc. and United Income, Inc. of Mr. Morrow and to acquire a portion of the United Trust Inc. holdings of Larry E. Ryherd and his family. The remaining cash received will be used by the Company to provide additional operating liquidity and for future acquisitions of life insurance companies. On July 31, 1997, the Company acquired a total of 126,921 shares of United Trust Inc. common stock and 47,250 shares of United Income, Inc. common stock from Thomas F. Morrow and his family. Mr. Morrow simultaneously retired as an executive officer of the Company. Mr. Morrow will remain as a member of the Board of Directors. In exchange for his stock, Mr. Morrow and his family received approximately $348,000 in cash, promissory notes valued at $140,000 due in eighteen months, and promissory notes valued at $1,030,000 due January 31, 2005. These notes bear interest at a rate of 1% over prime, with interest due quarterly and principal due upon maturity. The notes do not contain any conversion privileges. Additionally, on July 31, 1997, the Company acquired a total of 97,499 shares of United Trust Inc. common stock from Larry E. Ryherd and his family. Mr. Ryherd and his family received approximately $700,000 in cash and a promissory note valued at $251,000 due January 31, 2005. The acquisition of approximately 16% of Mr. Ryherd's stock holdings in United Trust Inc. was completed as a prerequisite to the convertible notes placed by other management personnel to reduce the total holdings of Mr. Ryherd and his family in the Company to make the stock more attractive to the investment community. Following the transaction, Mr. Ryherd and his family owned approximately 31% of the outstanding common stock of United Trust Inc. The market price of UTI common stock on July 31, 1997 was $6.00 per share. The stock acquired in the above transaction was from the largest two shareholders of UTI stock. There were no additional stated or unstated items or agreements relating to the stock purchase.

On July 31,1997, the Company entered into employment agreements with eight individuals, all officers or employees of the Company. The agreements have a term of three years, excepting the agreements with Mr. Ryherd and Mr. Melville, which have five-year terms. The agreements secure the services of these key individuals, providing the Company a stable management environment and positioning for future growth.

CHANGE IN CONTROL OF UNITED TRUST, INC.
---------------------------------------

On November 20, 1998, First Southern Funding, LLC., a Kentucky corporation, ("FSF") and affiliates acquired 929,904 shares of common stock of United Trust, Inc., an Illinois corporation, ("UTI") from UTI and certain UTI shareholders. As consideration for the shares, FSF paid UTI $10,999,995 and certain shareholders of UTI $999,990 in cash. FSF and affiliates employed working capital to make these purchases of common stock, including funds on hand and amounts drawn under existing lines of credit with Star Bank, NA. FSF borrowed $7,082,878 and First Southern Bancorp, Inc., an affiliate of FSF, borrowed $495,775 in making the purchases. FSF and affiliates expect to repay the borrowings through the sale of assets they currently own.

Details of the transaction can be outlined as follows: FSF acquired 389,715 shares of UTI common stock at $10.00 per share. These shares represented stock acquired during 1997 by UTI in private transactions. Additionally, FSF acquired 473,523 shares of authorized but unissued common stock at $15.00 per share. FSF acquired 66,666 shares of common stock from UTI CEO Larry Ryherd, and his family, at $15.00 per share. FSF has committed to purchase $2,560,000 of face amount of UTI convertible notes from certain officers and directors of UTI for a cash price of $3,072,000 by March 1, 1999. FSF is required to convert the notes to UTI common stock by July 31, 2000. UTI has granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTI common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTI has also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTI.

Following the transactions described above, and together with shares of UTI acquired on the market, FSF and affiliates currently own 1,073,577 shares of UTI common stock (43.1%) becoming the largest shareholder of UTI. Through the shares acquired and options owned, FSF can ultimately own over 51% of UTI. Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that owns a bank that operates out of 14 locations in central Kentucky.

This transaction provides the Company with increased opportunities. The additional capitalization has enabled UTI to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and First Southern Funding and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation is currently pending that would eliminate many of the barriers currently existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes this transaction positions the Company for continued growth and competitiveness into the future as the financial industry as a whole experiences change.


PROPOSED MERGER
---------------

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. Neither UTI nor UII had any other significant holdings or business dealings at the time the merger was recommended by the respective Boards of Directors. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business. Additionally, the merger will further simplify the group's holding company system making it easier to understand for outside parties, including current investors, potential investors and lenders.

A vote of the shareholders of UTI and UII regarding the proposed merger is anticipated to occur sometime during the second quarter of 1999.

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS
------------------------------------------------

Kerber, Eck and Braeckel LLP served as the Company's independent certified public accounting firm for the fiscal year ended December 31, 1998 and for fiscal year ended December 31, 1997. In serving its primary function as outside auditor for the Company, Kerber, Eck and Braeckel LLP performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements.

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

          Schedule II - Condensed financial information of registrant

          Schedule IV - Reinsurance

          Schedule V - Valuation and Qualifying Accounts

          NOTE:Schedules other than those listed above are omitted because they are not required or the information is disclosed in the financial statements or footnotes.


(b) Reports on Form 8-K filed during fourth quarter.

          On December 2, 1998, the Company filed a form 8-K regarding change in control.


(c)   Exhibits:

      Index to Exhibits (See Pages 77 and 78).

                                INDEX TO EXHIBITS


Exhibit
Number
------


3(a) (1) Articles of Incorporation for the Company dated August 25, 1967.

3(b) (1) Amended  Articles of  Incorporation  for the Company  dated January 27,
         1988.

3(c) (1) Charter Agreement for the Company dated May 22, 1991.

3(d) (1) Amended Articles of Incorporation for the Company dated March 12, 1993.

3(e) (1) Code of By-Laws for the Company dated September 30, 1992.

10(a)(2) Credit  Agreement  dated May 8, 1996  between  First of America  Bank -
         Illinois,   N.A., as  lender   and   First Commonwealth Corporation, as
         borrower.

10(b)(2) $8,900,000  Term Note of First  Commonwealth  Corporation  to First of
         America Bank - Illinois, N.A. dated May 8, 1996.

10(c)(2) Coinsurance  Agreement  dated  September  30, 1996   between  Universal
         Guaranty Life Insurance Company and First International Life Insurance Company, including assumption reinsurance agreement exhibit and amendments.

10(d)(1) Subcontract   Agreement  dated  September 1, 1990 between United Trust,
         Inc. and United Income, Inc.

10(e)(1) Service  Agreement  dated  November  8, 1989  between  United  Security
         Assurance Company and United Income, Inc.

10(f)(1) Management  and   Consultant  Agreement  dated as of  January  1,  1993
         between First Commonwealth Corporation and Universal Guaranty Life Insurance Company

10(g)(1) Management  Agreement   dated  December 20, 1981  between  Commonwealth
         Industries Corporation, and Abraham Lincoln Insurance Company

10(h)(1) Reinsurance  Agreement dated January 1, 1991 between Universal Guaranty
         Life Insurance Company and Republic Vanguard Life Insurance Company

                                INDEX TO EXHIBITS

Exhibit
Number
------

10(i)(1) Reinsurance   Agreement  dated  July 1, 1992  between  United  Security
         Assurance Company and Life Reassurance Corporation of America

10(j)(1) United Trust, Inc. Stock Option Plan

10(k)(1) Board Resolution adopting United Trust, Inc.'s Officer Incentive Fund

10(l)(3) Employment Agreement dated as of July 31, 1997 between Larry E. Ryherd and First Commonwealth Corporation

10(m)(3) Employment  Agreement  dated   as of July  31,  1997  between  James E.
         Melville and First Commonwealth Corporation

10(n)(3) Employment  Agreement  dated  as of July 31,  1997  between  George  E.
         Francis and First Commonwealth Corporation

10(o)(1) Agreement  dated  June 16,  1992  between  John K.  Cantrell  and First
         Commonwealth Corporation

10(p)(1) Stock Purchase  Agreement  dated February 20, 1992 between United Trust
         Group, Inc. and Sellers

10(q)(1) Amendment No. One dated April 20, 1992 to the Stock Purchase Agreement between the Sellers and United Trust Group, Inc.

10(r)(1) Security  Agreement  dated June 16, 1992  between  United Trust Group,
         Inc. and the Sellers

10(s)(1) Stock  Purchase  Agreement  dated June 16, 1992  between  United  Trust
         Group, Inc. and First Commonwealth Corporation


     Footnote

     (1) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1993.

     (2) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1996.

     (3) Incorporated by reference from the Company's Annual Report on Form 10-K, File No. 0-5392, as of December 31, 1997.

                         FIRST COMMONWEALTH CORPORATION
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 1998

                                                                                                    Schedule I




                         Column A                           Column B           Column C           Column D
-------------------------------------------------------------------------   ----------------   ----------------

                                                                                                  Amount at
                                                                                                 Which Shown
                                                                                                 in Balance
                                                              Cost               Value              Sheet
                                                         ----------------   ----------------   ----------------
Fixed maturities:
    Bonds:
      United States Goverment and
         government agencies and authorities           $      36,809,239  $      37,133,507  $      36,809,239
      State, municipalities, and political
         subdivisions                                         23,835,306         24,878,182         23,835,306
      Collateralized mortgage obligations                      9,406,895          9,524,931          9,406,895
      Public utilities                                        41,724,208         43,525,913         41,724,208
      All other corporate bonds                               62,465,200         64,822,846         62,465,200
                                                         ----------------   ----------------   ----------------
    Total fixed maturities                                   174,240,848  $     179,885,379        174,240,848
                                                                            ================

Investments held for sale:
    Fixed maturities:
      United States Goverment and
         government agencies and authorities                   1,434,636  $       1,437,901          1,437,901
      State, municipalities, and political
         subdivisions                                             35,000             42,224             42,224
      Public utilities                                                 0                  0                  0
      All other corporate bonds                                   25,000             25,281             25,281
                                                         ----------------   ----------------   ----------------
                                                               1,494,636  $       1,505,406          1,505,406
                                                                            ================

    Equity securities:
      Banks, trusts and insurance companies                    1,935,619  $       1,607,798          1,607,798
      All other corporate securities                             789,442            479,618            479,618
                                                         ----------------   ----------------   ----------------
                                                               2,725,061  $       2,087,416          2,087,416
                                                                            ================


Mortgage loans on real estate                                 10,941,614                            10,941,614
Investment real estate                                         8,979,183                             8,979,183
Real estate acquired in satisfaction of debt                   1,550,000                             1,550,000
Policy loans                                                  14,134,041                            14,134,041
Other long-term investments                                      906,278                               906,278
Short-term investments                                         1,036,251                             1,036,251
                                                         ----------------                      ----------------
    Total investments                                  $     216,007,912                     $     215,381,037
                                                         ================                      ================

FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT                       Schedule II
NOTES TO CONDENSED FINANCIAL INFORMATION



(a)   The condensed financial information should be read in conjunction with the
      consolidated   financial   statements  and  notes  of  First  Commonwealth
      Corporation and Consolidated Subsidiaries.

                         FIRST COMMONWEALTH CORPORATION
                       CONDENSED FINANCIAL INFORMATION OF
                      REGISTRANT PARENT ONLY BALANCE SHEETS
                        As of December 31, 1998 and 1997

                                                                   Schedule II


                                                  1998              1997
                                             ---------------   ---------------

ASSETS

    Investment in affiliates               $     49,919,765  $     51,786,698
    Cash and cash equivalents                     1,251,676         1,747,781
    Deferred income taxes                           899,934           158,804
    Other assets                                     17,418            70,125
                                             ---------------   ---------------
         Total assets                      $     52,088,793  $     53,763,408
                                             ===============   ===============


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                          $     17,369,993  $     18,241,602
    Indebtedness to subsidiaries
     and affiliates, net                            971,866         1,406,396
    Income taxes payable                             16,474            10,555
    Other liabilities                             2,908,076           898,432
                                             ---------------   ---------------
         Total liabilities                       21,266,409        20,556,985
                                             ---------------   ---------------


Shareholders' equity:
    Common stock                                     54,539            54,616
    Additional paid-in capital                   51,875,820        51,877,243
    Accumulated deficit                         (20,476,631)      (18,526,806)
    Accumulated other comprehensive income         (631,344)         (198,630)
                                             ---------------   ---------------
         Total shareholders' equity              30,822,384        33,206,423
                                             ---------------   ---------------
         Total liabilities and
          shareholders' equity             $     52,088,793  $     53,763,408
                                             ===============   ===============

                         FIRST COMMONWEALTH CORPORATION
                       CONDENSED FINANCIAL INFORMATION OF
                 REGISTRANT PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 1998



                                                                     Schedule II



                                             1998        1997            1996
                                      -------------- -----------  --------------

Revenues:

    Management fees from affiliates   $   8,394,580 $ 9,099,595 $     9,988,960
    Interest income ...............          85,072      71,147          54,028
    Other income ..................           5,485       9,708          12,071
                                      -------------- -----------  --------------
                                          8,485,137   9,180,450      10,055,059


Expenses:

    Interest expense ..............       1,618,498   1,612,438       1,700,426
    Operating expenses ............       8,106,901   5,153,625       8,477,037
                                      -------------- -----------  --------------
                                          9,725,399   6,766,063      10,177,463
                                      -------------- -----------  --------------

    Operating income (loss) .......      (1,240,262)  2,414,387        (122,404)

    Income tax credit (expense) ...         724,656    (555,408)        395,031
    Equity in loss of subsidiaries       (1,434,219) (3,704,041)     (3,304,276)
                                      -------------- -----------  --------------
         Net loss ................. $    (1,949,825)$(1,845,062) $   (3,031,649)
                                      ============== ===========  ==============


Basic loss per share from
   continuing operations
   and net loss ................... $        (35.74)$    (32.65) $       (50.60)
                                      ============== ===========  ==============

Diluted loss per share from
   continuing operations
   and net loss ................... $        (35.74)$    (32.65) $       (50.60)
                                      ============== ===========  ==============

Basic weighted average
   shares outstanding .............          54,550      56,512          59,919
                                      ============== ===========  ==============


Diluted weighted average
   shares outstanding .............          54,550      56,512          59,919
                                      ============== ===========  ==============

                         FIRST COMMONWEALTH CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 1998

                                                                     Schedule II

                                                                       1998              1997              1996
                                                                  ----------------   --------------   ----------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                                     $      (1,949,825) $    (1,845,062) $      (3,031,649)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
    Equity in loss of subsidiaries                                      1,434,219        3,704,041          3,304,276
    Change in income taxes payable                                          5,919           (2,351)               877
    Change in deferred income taxes                                      (741,130)         544,779           (408,415)
    Change in indebtedness (to) from affiliates, net                     (434,530)         611,004            331,036
    Change in other assets and liabilities                              2,062,351       (1,456,678)         1,141,738
                                                                  ----------------   --------------   ----------------
Net cash provided by operating activities                                 377,004        1,555,733          1,337,863
                                                                  ----------------   --------------   ----------------

Cash flows from investing activities:
    Proceeds from mortgage loan payments                                        0                0             11,023
                                                                  ----------------   --------------   ----------------
Net cash provided by investing activities                                       0                0             11,023
                                                                  ----------------   --------------   ----------------

Cash flows from financing activities:
    Proceeds from notes payable                                         9,408,099        1,000,000          9,300,000
    Payments of principal on notes payable                            (10,279,708)      (1,758,251)       (10,900,000)
    Payment for fractional shares from reverse stock split                      0         (534,251)                 0
    Purchase of treasury stock                                             (1,500)               0                  0
                                                                  ----------------   --------------   ----------------
Net cash used in financing activities                                    (873,109)      (1,292,502)        (1,600,000)
                                                                  ----------------   --------------   ----------------

Net increase (decrease) in cash and cash equivalents                     (496,105)         263,231           (251,114)
Cash and cash equivalents at beginning of year                          1,747,781        1,484,550          1,735,664
                                                                  ----------------   --------------   ----------------
Cash and cash equivalents at end of year                        $       1,251,676  $     1,747,781  $       1,484,550
                                                                  ================   ==============   ================


                         FIRST COMMONWEALTH CORPORATION
                                   REINSURANCE
          As of December 31, 1998 and the year ended December 31, 1998

                                                                                                       Schedule IV



------------------------------------------------------------------------------------------------------------------


            Column A                 Column B         Column C         Column D          Column E       Column F
                                  ---------------  ---------------  ---------------   ---------------  -----------

                                                                                                       Percentage
                                                      Ceded to         Assumed                         of amount
                                                       other          from other                       assumed to
                                    Gross amount     companies        companies*        Net amount        net

------------------------------------------------------------------------------------------------------------------





Life insurance
   in force                     $  3,424,677,000 $    924,404,000 $  1,036,005,000  $  3,536,278,000        29.3%
                                  ===============  ===============  ===============   ===============



Premiums and policy fees:

   Life insurance               $     30,685,493 $      4,492,304 $         20,091  $     26,213,280         0.1%

   Accident and health
     insurance                           233,025           50,228                0           182,797         0.0%
                                  ---------------  ---------------  ---------------   ---------------

                                $     30,918,518 $      4,542,532 $         20,091  $     26,396,077         0.1%
                                  ===============  ===============  ===============   ===============

                         FIRST COMMONWEALTH CORPORATION
                                   REINSURANCE
          As of December 31, 1997 and the year ended December 31, 1997


                                                                     Schedule IV



-----------------------------------------------------------------------------------------------------------------


            Column A                Column B          Column C         Column D         Column E       Column F
                                 ---------------   ---------------  ---------------   --------------   ----------

                                                                                                       Percentage
                                                      Ceded to         Assumed                         of amount
                                                       other          from other                       assumed to
                                   Gross amount      companies        companies*       Net amount         net

-----------------------------------------------------------------------------------------------------------------





Life insurance
   in force                    $  3,691,867,000  $  1,022,458,000 $  1,079,885,000  $ 3,749,294,000        28.8%
                                 ===============   ===============  ===============   ==============



Premiums and policy fees:

   Life insurance              $     33,133,414  $      4,681,928 $              0  $    28,451,486         0.0%

   Accident and health
     insurance                          240,536            52,777                0          187,759         0.0%
                                 ---------------   ---------------  ---------------   --------------

                               $     33,373,950  $      4,734,705 $              0  $    28,639,245         0.0%
                                 ===============   ===============  ===============   ==============



* All assumed business represents the Company's participation in the Service-men's Group Life Insurance Program (SGLI).

                         FIRST COMMONWEALTH CORPORATION
                                   REINSURANCE
              As of December 31, 1996 and the year ended December 31, 1996

                                                                                                                Schedule IV



----------------------------------------------------------------------------------------------------------------------------


             Column A                  Column B           Column C           Column D           Column E         Column F
                                    ----------------   ----------------   ----------------   ----------------   ------------

                                                                                                                Percentage
                                                          Ceded to            Assumed                            of amount
                                                            other           from other                          assumed to
                                     Gross amount         companies         companies*         Net amount           net

----------------------------------------------------------------------------------------------------------------------------




Life insurance
   in force                       $   3,952,958,000  $   1,108,534,000  $   1,271,766,000  $   4,116,190,000          30.9%
                                    ================   ================   ================   ================

Premiums and policy fees:

   Life insurance                 $      35,633,232  $       4,896,896  $               0  $      30,736,336           0.0%

   Accident and health
     insurance                              258,377             50,255                  0            208,122           0.0%
                                    ----------------   ----------------   ----------------   ----------------

                                  $      35,891,609  $       4,947,151  $               0  $      30,944,458           0.0%
                                    ================   ================   ================   ================



*  All  assumed   business   represents  the  Company's   participation  in  the
Servicemen's Group Life Insurance Program (SGLI).

                         FIRST COMMONWEALTH CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
              For the years ended December 31, 1998, 1997 and 1996



                                                                      Schedule V

                                               Additions
                                  Balance at   Charges
             Description          Begining     and                 Balances at
                                  Of Period    Expenses Deductions End of Period
--------------------------------------------------------------------------------

December 31, 1998

Allowance for doubtful accounts -
     mortgage loans                   10,000    70,000     10,000     70,000


December 31, 1997

Allowance for doubtful accounts -
    mortgage loans                    10,000         0          0     10,000


December 31, 1996

Allowance for doubtful accounts -
    mortgage loans                    10,000         0          0     10,000

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         FIRST COMMONWEALTH CORPORATION
                         ------------------------------
                                   Registrant


/s/  John S. Albin                                      Date:  March 23, 1999
---------------------------------------
John S. Albin, Director


/s/  Randall L. Attkisson                               Date:  March 23, 1999
----------------------------------------------
Randall L. Attkisson, Director


/s/  William F. Cellini                                 Date:  March 23, 1999
---------------------------------------
William F. Cellini, Director


/s/  John W. Collins                                    Date:  March 23, 1999
--------------------------------------
John W. Collins, Director


/s/  Jesse T. Correll                                   Date:  March 23, 1999
---------------------------------------
Jesse T. Correll, Director


/s/  George E. Francis                                  Date:  March 23, 1999
------------------------------------
George E. Francis, Executive Vice
    President, Secretary, Chief
    Administrative Officer and Director


/s/  Donald G. Geary                                    Date:  March 23, 1999
------------------------------------
Donald G. Geary, Director


/s/  James E. Melville                                  Date:  March 23, 1999
James E. Melville, President,
    Chief Operating Officer and
    Director

/s/  Joseph H. Metzger                                  Date:  March 23, 1999
-----------------------------------
Joseph H. Metzger, Senior Vice
    President and Director


/s/  Luther C. Miller                                   Date:  March 23, 1999
---------------------------------------
Luther C. Miller, Director


/s/  Millard V. Oakley                                  Date:  March 23, 1999
----------------------------------------
Millard V. Oakley, Director


/s/  Robert V. O'Keefe                                  Date:  March 23, 1999
-----------------------------------
Robert V. O'Keefe, Director


/s/  Larry E. Ryherd                                    Date:  March 23, 1999
-------------------------------------
Larry E. Ryherd, Chairman, Chief
    Executive Officer and Director


/s/  Robert W. Teater                                   Date:  March 23, 1999
------------------------------------
Robert W. Teater, Director


/s/  Theodore C. Miller                                 Date:  March 23, 1999
-------------------------------------
Theodore C. Miller, Chief Financial
    Officer