Form 10-Q
period 1999-03-31
FIRST COMMONWEALTH CORP
filed 1999-05-13
CIK 200776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to


Commission File No. 0-5392

                         FIRST COMMONWEALTH CORPORATION
                         ------------------------------
             (Exact name of registrant as specified in its charter)

          VIRGINIA                                              54-0832816
          --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                              SPRINGFIELD, IL 62705
               (Address of principal executive offices) (Zip Code)
               ---------------------------------------------------


Registrant's telephone number, including area code: (217) 241-6300



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of April 30, 1999, was 54,539.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3
     Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998....3
     Consolidated Statements of Operations for the three months ended
        March 31, 1999 and 1998................................................4
     Consolidated Statement of Shareholders'Equity for the Period ended
        March 31, 1999.........................................................5
     Consolidated Statements of Cash Flows for the three months ended March 31, 1999 and 1998..........................................6
     Notes to Consolidated Financial Statements................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS.............................................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........18

PART II.   OTHER INFORMATION..................................................19

   ITEM 1.  LEGAL PROCEEDINGS.................................................19
   ITEM 2.  CHANGE IN SECURITIES..............................................19
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................19
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............19
   ITEM 5.  OTHER INFORMATION.................................................19
   ITEM 6.  EXHIBITS..........................................................19

SIGNATURES....................................................................20

                         Part 1. Financial Information.
                         Item 1. Financial Statements.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
------------------------------------------------------------------------------------------------------
                                                                       March 31,        December 31,
                      ASSETS                                              1999              1998
                                                                      ---------------   ---------------
Investments:
Fixed maturities at amortized cost
    (market $ 170,245,912 and $179,885,379)                        $    166,679,573 $     174,240,848
Investments held for sale:
Fixed maturities, at market
    (cost $11,428,916 and $1,494,636)                                    11,360,356         1,505,406
Equity securities, at market
    (cost $ 2,886,315 and $2,725,061)                                     2,274,398         2,087,416
Mortgage loans on real estate at amortized cost                          11,262,436        10,941,614
Investment real estate, at cost,
   net of accumulated depreciation                                        9,054,432         8,979,183
Real estate acquired in satisfaction of debt                              1,550,000         1,550,000
Policy loans                                                             14,080,618        14,134,041
Other long-term investments                                                 906,278           906,278
Short-term investments                                                    2,294,451         1,036,251
                                                                      ---------------   ---------------
                                                                        219,462,542       215,381,037

Cash and cash equivalents                                                20,984,172        25,752,842
Investment in parent                                                        350,000           350,000
receivable from affiliate, net                                              135,570                 0
Accrued investment income                                                 3,587,447         3,521,081
Reinsurance receivables:
Future policy benefits                                                   36,762,282        36,965,938
Policy claims and other benefits                                          3,719,988         3,563,963
Cost of insurance acquired                                               17,393,178        17,628,369
Deferred policy acquisition costs                                        11,197,885        11,840,548
Costs in excess of net assets purchased,
net of accumulated amortization                                           8,625,891         8,736,807
Property and equipment,
   net of accumulated depreciation                                        2,893,775         2,932,261
Other assets                                                                574,352           907,483
                                                                     ---------------   ---------------
      Total assets                                                 $    325,687,082 $     327,580,329
                                                                     ===============   ===============

       LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                             $    253,594,246 $     254,386,798
Policy claims and benefits payable                                        2,303,835         2,183,434
Other policyholder funds                                                  2,036,924         2,150,632
Dividend and endowment accumulations                                     14,817,780        15,137,048
Income taxes payable:
Current                                                                     187,528            99,003
Deferred                                                                 (1,459,019)       (1,200,002)
Notes payable                                                            17,369,993        17,369,993
Indebtedness to affiliates, net                                                   0            43,494
Other liabilities                                                         4,482,809         4,877,007
                                                                     ---------------   ---------------
      Total liabilities                                                 293,334,096       295,047,407
                                                                     ---------------   ---------------
Minority interests in consolidated subsidiaries                           1,732,634         1,710,538
                                                                     ---------------   ---------------

Shareholders' equity: Common stock - $1 par value per share.
Authorized 62,500 shares - 54,539 and 54,539 shares
issued after deducting treasury shares of 946 and 946                        54,539            54,539
Additional paid-in capital                                               51,875,820        51,875,820
Accumulated deficit                                                     (20,625,225)      (20,476,631)
Accumulated other comprehensive income                                     (684,782)         (631,344)
                                                                     ---------------   ---------------
      Total shareholders' equity                                         30,620,352        30,822,384
                                                                     ---------------   ---------------
      Total liabilities and shareholders' equity                   $    325,687,082 $     327,580,329
                                                                     ===============   ===============

                            See accompanying notes.

                        FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
--------------------------------------------------------------------------------------------------------------
                                                                           Three Months Ended
                                                                       March 31,            March 31,
                                                                          1999                 1998
                                                                     -----------------    -----------------
Revenues:

  Premiums and policy fees                                         $         7,047,130  $         8,468,346
  Reinsurance premiums and policy fees                                      (1,039,619)          (1,236,865)
  Net investment income                                                      3,633,479            3,731,737
  Realized investment gains and (losses), net                                   16,343               89,421
  Other income                                                                  28,676               18,886
                                                                     -----------------    -----------------
                                                                             9,686,009           11,071,525

Benefits and other expenses:

  Benefits, claims and settlement expenses:
   Life                                                                      6,486,421            6,432,591
   Reinsurance benefits and claims                                            (995,505)            (589,874)
   Annuity                                                                     345,578              378,542
   Dividends to policyholders                                                  356,979            1,015,944
  Commissions and amortization of deferred
   policy acquisition costs                                                  1,141,360            1,326,677
  Amortization of cost of insurance acquired                                   235,191              291,085
  Operating expenses                                                         2,039,613            2,380,342
  Interest expense                                                             356,722              396,640
                                                                     -----------------    -----------------
                                                                             9,966,359           11,631,947

Income before income taxes, minority interest
   and equity in earnings of investees                                        (280,350)            (560,422)

Income tax credit                                                              154,018              231,346
Minority interest in income of
   consolidated subsidiaries                                                   (22,262)               5,927

                                                                     -----------------    -----------------
Net income                                                         $          (148,594) $          (323,149)
                                                                     =================    =================

Basic earnings per share from continuing
   operations and net income                                       $             (2.72) $             (5.92)
                                                                     =================    =================

Diluted earnings per share from continuing
operations and net income                                          $             (2.72) $             (5.92)
                                                                     =================    =================

Basic weighted average shares outstanding                                       54,539               54,586
                                                                     =================    =================

Diluted weighted average shares outstanding                                     54,539               54,586
                                                                     =================    =================

                            See accompanying notes.

            FIRST COMMONWEALTH CORPORATION
                   AND SUBSIDIARIES
                        Consolidated Statement of Changes in Shareholders' Equity
          For the Period ended March 31,1999
------------------------------------------------------------------------------------------------------------------------


Common stock
  Balance, beginning of year                                 $            54,539
  Issued during year                                                           0
  Purchase treasury stock                                                      0
                                                               ------------------
  Balance, end of period                                                  54,539
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          51,875,820
  Issued during year                                                           0
  Purchase treasury stock                                                      0
                                                               ------------------
  Balance, end of period                                              51,875,820
                                                               ------------------
Retained earnings (accumulated deficit)
  Balance, beginning of year                                         (20,476,631)
  Net loss                                                              (148,594)      $          (148,594)
                                                               ------------------        ------------------
  Balance, end of period                                             (20,625,225)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                            (631,344)
  Unrealized depreciation on securities                                                            (53,438)
  Foreign currency translation adjustments                                                               0
  Minimum pension liability adjustment                                                                   0
                                                                                         ------------------
  Other comprehensive income                                             (53,438)                  (53,438)
                                                               ------------------        ------------------
  Comprehensive income                                                                 $          (202,032)
                                                                                         ==================
  Balance, end of period                                                (684,782)
                                                               ------------------
Total shareholder's equity, end of period                    $        30,620,352
                                                               ==================

                            See accompanying notes.

                              FIRST COMMONWEALTH CORPORATION
                                    AND SUBSIDIARIES

                           Consolidated Statements of Cash Flows
---------------------------------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                            March 31,        March 31,
                                                                              1999             1998
                                                                            --------------   --------------
Increase  (decrease)  in cash and cash  equivalents  Cash flows  from  operating activities:
Net loss                                                               $       (148,594)$       (323,149)
Adjustments to reconcile net income to net cash provided by
(used  in)  operating  activities  net of  changes  in  assets  and  liabilities resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities                                      131,525          136,900
Realized investment (gains) losses, net                                         (16,343)         (89,421)
Policy acquisition costs deferred                                              (165,000)        (285,000)
Amortization of deferred policy acquisition costs                               807,663          885,293
Amortization of cost of insurance acquired                                      235,191          291,085
Amortization of costs in excess of net
  assets purchased                                                              110,916          110,916
Depreciation                                                                    125,519          187,060
Minority interest                                                                22,262           (5,927)
Change in accrued investment income                                             (66,366)        (155,749)
Change in reinsurance receivables                                                47,631          164,935
Change in policy liabilities and accruals                                      (902,899)         411,355
Charges for mortality and administration of
  universal life and annuity products                                        (2,704,943)      (2,715,992)
Interest credited to account balances                                         1,717,828        1,781,211
Change in income taxes payable                                                 (170,492)        (241,901)
Change in indebtedness (to) from affiliates, net                               (179,064)         174,031
Change in other assets and liabilities, net                                      67,895          (28,505)
                                                                          --------------   --------------
Net cash provided by (used in) operating activities                          (1,087,271)         297,142

Cash  flows  from  investing  activities:  Proceeds  from  investments  sold and matured:
Fixed maturities held for sale                                                  630,000                0
Fixed maturities sold                                                                 0                0
Fixed maturities matured                                                      7,444,589       15,433,649
Equity securities                                                                     0                0
Mortgage loans                                                                1,623,458          154,574
Real estate                                                                      75,616          745,741
Policy loans                                                                    849,532          909,847
Short-term                                                                      241,800        1,180,000
                                                                          --------------   --------------
Total proceeds from investments sold and matured                             10,864,995       18,423,811
Cost of investments acquired:
Fixed maturities held for sale                                              (10,572,284)               0
Fixed maturities                                                                      0      (10,210,000)
Equity securities                                                              (161,256)               0
Mortgage loans                                                               (1,944,280)               0
Real estate                                                                    (308,615)        (138,171)
Policy loans                                                                   (796,109)        (945,087)
Other long-term investments                                                           0          (66,212)
Short-term                                                                   (1,500,192)               0
                                                                          --------------   --------------
Total cost of investments acquired                                          (15,282,736)     (11,359,470)
Purchase of property and equipment                                              (48,545)         (56,741)
                                                                          --------------   --------------
Net cash provided by (used in) investing activities                          (4,466,286)       7,007,600

Cash flows from financing activities:
Policyholder contract deposits                                                4,160,118        4,505,638
Policyholder contract withdrawals                                            (3,375,231)      (2,923,754)
Purchase of treasury stock                                                            0                0
                                                                          --------------   --------------
Net cash provided by financing activities                                       784,887        1,581,884
                                                                          --------------   --------------

Net increase (decrease) in cash and cash equivalents                         (4,768,670)       8,886,626
Cash and cash equivalents at beginning of period                             25,752,842       15,704,573
                                                                          --------------   --------------
Cash and cash equivalents at end of period                             $     20,984,172 $     24,591,199
                                                                          ==============   ==============

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1........Basis of Presentation

The accompanying consolidated financial statements have been prepared by First Commonwealth Corporation ("FCC") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1998.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 1999, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                              ORGANIZATIONAL CHART
                              AS OF MARCH 31, 1999



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

2.       INVESTMENTS

As of March 31, 1999, fixed maturities and fixed maturities held for sale represented 81% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.       NOTES PAYABLE

At March 31, 1999 and December 31, 1998, the Company has $17,369,993 and $17,369,993 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                           1999           1998
                                       -------------  -------------
Senior debt                         $       100,000 $      100,000
Subordinated 10 yr. notes                 1,427,067      1,427,067
Subordinated 20 yr. notes                 4,034,827      4,034,827
Affiliated notes payable                 11,808,099     11,808,099
                                       -------------  -------------
                                    $    17,369,993 $   17,369,993
                                       =============  =============

A.  Senior debt

The senior debt is through National City Bank (formerly First of America Bank - Illinois NA) and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at March 31, 1999 was 7.75%. Interest is paid quarterly. The remaining principal balance of $100,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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

C.  Affiliated notes payable


FCC has borrowings of $700,000 payable to United Income, Inc. (UII), and $300,000 payable to United Trust, Inc. (UTI). These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII and $250,000 from UTI to provide additional cash for liquidity. These notes bear interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the notes on June 1, 1999.

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






4.   DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of March 31, 1999 no options were exercised. At March 31, 1999 and December 31, 1998, the Company held a liability of $1,525,483 and $1,494,520, respectively, relating to this plan. At March 31, 1999, UTI common stock had a market price of $7.75 per share.

5.       EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during each year, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128. The computation of diluted earnings per share is the same as basic earnings per share since the Company has no dilutive instruments outstanding.


6.       COMMITMENTS AND CONTINGENCIES

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


7.       OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $244,928 and $218,625 in interest expense during the first quarter of 1999 and 1998, respectively. The Company paid $16,474 and $0 in federal income tax during the first quarter of 1999 and 1998, respectively.


8.       PROPOSED MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. At the time the decision to merge was made neither UTI nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger will occur as soon as practical following regulatory approval.

9.       ACCOUNTING AND LEGAL DEVELOPMENTS

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at March 31, 1999.


Cautionary Statement Regarding Forward-Looking Statements
---------------------------------------------------------

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


Results of Operations
---------------------

First quarter 1999 compared to first quarter 1998
-------------------------------------------------

(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 17% when comparing 1999 to 1998. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

During 1998, the Boards of UG and USA approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This change became effective with the 1999 policy anniversary. This action was taken by the Boards to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy. This premium reduction accounted for approximately 12% of the total premium revenue decline. A corresponding decline is reflected in the policy benefits line item dividends to policyholders.

Net investment income decreased 3% when comparing 1999 to 1998. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced yields on investments available in the marketplace in which the Company invests, primarily fixed maturities. Approximately 10.5% of the total fixed maturity portfolio will mature during 1999, with another 47.2% maturing in the next two to five years. If interest rates remain at current levels, investment income will continue to decline as these maturities are reinvested at current market rates.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

(b)  Expenses

Life benefits, net of reinsurance benefits and claims decreased 6% in 1999 as compared to 1998. Two events for offsetting amounts were incurred in 1999, which differ from 1998 experience. The decrease in premium revenues from normal policy terminations resulted in lower benefit reserve increases in the current period. Policyholder benefits increased due to an increase in death benefit claims of $518,000 from the prior period. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Operating expenses decreased 14% in 1999 compared to 1998. The decrease in operating expenses is due to the decrease in salaries from normal attrition. In most instances, the workload was absorbed into the remaining workforce. First year sales production has shown a declining trend in the last three years. The Company has tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings. First year production in the first quarter of 1999 resulted in cash received from new sales of only 54% of that received in first quarter 1998, or $560,000 less. With continued declining new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity currently being experienced. As such, in March seven employees of the Company (approximately 8% of the total staff), were terminated due to lack of business activity. An accrual of $68,000 was established in first quarter 1999 for unpaid severances provided the terminated employees. This action will result in future expense savings of approximately $275,000 per year.

Interest expense decreased 10% in 1999 compared to 1998. In November 1998, the Company's ultimate parent, UTI, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principal payment on its senior debt, and paid a $2,608,099 principal payment on its 10 year subordinated debt through intercompany borrowings from UTI. On December 16, 1998 the Company paid an additional $500,000 principal payment on its 10 year subordinated debt through an intercompany borrowing from UTI. In total these transactions retired $9,408,099 of outside debt and replaced it with intercompany debt, which provides the Company with increased flexibility when it comes to repayment options. With the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At March 31, 1999, FCC had $17,369,993 in notes payable, of which $5,561,894 is debt owed to outside parties. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

(c)  Net income

The Company had a net loss of $(148,594) in 1999 compared to $(323,149) in 1998. Lower interest expense costs from the retirement of outside debt and lower policy reserve increases, partially offset by increased death claim experience contributed to the improvement in earnings.

Financial Condition
-------------------

The financial condition of the Company has changed very little since December 31,1998. Total shareholder's equity decreased $202,032 as of March 31, 1999 compared to December 31, 1998.

Investments represent approximately 67% and 66% of total assets at March 31, 1999 and December 31, 1998, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of March 31, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in the first quarter of 1999 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in the first quarter of 1999 were U.S. government, government agency or Federal National Mortgage Association ("FNMA") securities.


Liquidity and Capital Resources
-------------------------------

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 6% and 8% as of March 31, 1999, and December 31, 1998, respectively. Fixed maturities as a percentage of total invested assets were 81% and 82% as of March 31, 1999 and December 31, 1998, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in the first quarter of 1999 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in the first quarter of 1999 were U.S. government, government agency or Federal National Mortgage Association ("FNMA") securities. By increasing the amount of investments carried in the available for sale category, the Company can invest a larger percentage of its cash and cash equivalents holdings in long term investments.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was $(1,087,271) and $279,142 in 1999 and 1998, respectively. The net cash provided by (used in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $(6,689) in 1999 and $1,891,265 in 1998. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $(4,466,286) and $7,007,600, for 1999 and 1998, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 69% and 90% of the total cost of investments acquired in 1999 and 1998, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $784,887 and $1,555,357 for 1999 and 1998, respectively. Policyholder contract deposits decreased 8% in 1999 compared to 1998. Policyholder contract withdrawals has increased 15% in 1999 compared to 1998. During first quarter of 1999, the Company had a large annuity contract surrender of approximately $400,000. Exclusive of this single policy surrender, policyholder withdrawals were comparable to the previous year.

At March 31, 1999, the Company had a total of $17,369,993 in long-term debt outstanding. The debt structure is described in the following paragraphs.

In November 1998, the Company's ultimate parent, UTI, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principal payment on its senior debt, and paid a $2,608,099 principal payment on its 10 year subordinated debt through intercompany borrowings from UTI. On December 16, 1998 the Company paid an additional $500,000 principal payment on its 10 year subordinated debt through an intercompany borrowing from UTI. In total these transactions retired
$9,408,099 of outside debt and replaced it with intercompany debt, which provides the Company with increased flexibility when it comes to repayment options. With the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At March 31, 1999, FCC had $17,369,993 in notes payable, of which $5,561,894 is debt owed to outside parties. The Company believes this can be accomplished in the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows.

The senior debt is through National City Bank (formerly First of America Bank) and is subject to a credit agreement. As of March 31, 1999 the outstanding principal balance of the senior debt is $100,000. The debt bears interest to a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate". The base rate at March 31, 1999 was 7.75% and has remained unchanged through the date of this filing.

Interest is paid quarterly. The remaining principal balance will be payable on the maturity date, May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

The subordinated debt was incurred June 16, 1992 as a part of an acquisition and consists of 10 and 20 year notes. As of March 31, 1999 the outstanding principal balance of the 10-year notes is $2,267,000 and the 20-year notes is $3,252,000. The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes except for one $840,000 note provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The $840,000 note provides for a lump sum principal payment due June 16, 2002. In June 1997, the Company refinanced $204,267 of its subordinated 10-year notes to subordinated 20-year notes bearing interest at the rate of 8.75%. The repayment terms of these notes are the same as the original subordinated 20 year notes. The 20-year notes bear interest at the rate of 8 1/2% per annum on $3,530,000 and 8.75% per annum on $505,000, payable semi-annually with a lump sum principal payment due June 16, 2012.

FCC has borrowings of $700,000 payable to United Income, Inc. (UII), and $300,000 payable to United Trust, Inc. (UTI). These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 from UII and $250,000 from UTI to provide additional cash for liquidity. These notes bear interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the notes on June 1, 1999.

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

As of March 31, 1999 the Company has a total of $34,638,979 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $17,369,993 of notes payable. FCC services this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG.

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and affiliates and its earnings received on invested assets and cash balances. At March 31, 1999, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled.

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


Year 2000 Issue
---------------

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


Proposed Merger of United Trust, Inc. and United Income, Inc.
-------------------------------------------------------------

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. At the time the decision to merge was made, neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger will occur as soon as practical following regulatory approval.


Accounting and Legal Developments
---------------------------------

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates which affect the market prices of its fixed maturities available for sale and its variable rate debt outstanding. The Company's exposure to equity prices and foreign currency exchange rates is immaterial.

Interest rate risk

The Company could experience economic losses if it were required to liquidate fixed income securities available for sale during periods of rising and/or volatile interest rates. The Company attempts to mitigate its exposure to adverse interest rate movements through a staggering of the maturities of its fixed maturity investments and through maintaining cash and other short term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations.

Tabular presentation

The following table provides information about the Company's long term debt that is sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by; expected maturity dates. The Company has no derivative financial instruments or interest rate swap contracts.

                                                 March 31, 1999
                                             Expected maturity date
                      1999       2000       2001        2002       2003    Thereafter      Total      Fair value
Long term debt
  Fixed rate          226,714    226,714    226,714      746,925        0    7,142,926    8,569,993     8,233,501
  Avg. int. rate        7.50%      7.50%      7.50%        7.50%        0        8.08%        7.99%
  Variable rate       400,000          0          0            0        0    8,400,000    8,800,000     8,800,000
  Avg. int. rate        8.75%          0          0            0        0        8.42%        8.43%

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE


ITEM 5.  OTHER INFORMATION.

Proposed Merger of United Trust, Inc. and United Income, Inc.
-------------------------------------------------------------

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders.

UTI owns 53% of United Trust Group, Inc., an insurance holding company, and UII owns 47% of United Trust Group, Inc. At the time the decision to merge was made, neither UTI nor UII have any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders. The merger will result in certain cost savings, primarily related to costs associated with maintaining a corporation in good standing in the states in which it transacts business.

A vote of the shareholders of UTI and UII regarding the proposed merger will occur as soon as practical following regulatory approval.


ITEM 6.  EXHIBITS


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         FIRST COMMONWEALTH CORPORATION
                         ------------------------------
                                  (Registrant)



Date:   May 12, 1999                              By  /s/ James E. Melville
--------------------                              -------------------------

                                                       James E. Melville
                                              President, Chief Operating Officer
                                                          and Director








Date:   May 12, 1999                              By  /s/ Theodore C. Miller
--------------------                              --------------------------
                                                       Theodore C. Miller
                                                      Senior Vice President
                                                   and Chief Financial Officer