Form 10-Q
period 1999-06-30
FIRST COMMONWEALTH CORP
filed 1999-08-12
CIK 200776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(D)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999
                               --------------

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


                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                              SPRINGFIELD, IL 62705
                              ---------------------
               (Address of principal executive offices) (Zip Code)


Registrant's telephone number, including area code: (217) 241-6300



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of July 31, 1999, was 54,539.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


PART 1.   FINANCIAL INFORMATION................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3
     Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.....3
     Consolidated Statements of Operations for the six months and three months ended June 30, 1999 and 1998..............................................4
     Consolidated Statement of Shareholders'Equity for the Period ended
      June 30, 1999............................................................5
     Consolidated Statements of Cash Flows for the six months ended
      June 30, 1999 and 1998...................................................6
     Notes to Consolidated Financial Statements................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS...............................................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........19

PART II.   OTHER INFORMATION..................................................20

   ITEM 1.  LEGAL PROCEEDINGS.................................................20
   ITEM 2.  CHANGE IN SECURITIES..............................................20
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................20
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............20
   ITEM 5.  OTHER INFORMATION.................................................20
   ITEM 6.  EXHIBITS..........................................................20

SIGNATURES....................................................................21

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

------------------------------------------------------------------------------------------------------
                                                                        June 30,        December 31,
    ASSETS                                                                1999              1998
                                                                     ---------------   ---------------
Investments:
Fixed maturities at amortized cost
    (market $ 156,711,258 and $179,885,379)                        $    156,195,095 $     174,240,848
Investments held for sale:
Fixed maturities, at market
    (cost $28,345,298 and $1,494,636)                                    27,662,754         1,505,406
Equity securities, at market
    (cost $ 2,886,317 and $2,725,061)                                     2,186,210         2,087,416
Mortgage loans on real estate at amortized cost                          10,647,867        10,941,614
Investment real estate, at cost,
   net of accumulated depreciation                                        6,810,635         8,979,183
Real estate acquired in satisfaction of debt                              1,550,000         1,550,000
Policy loans                                                             14,108,008        14,134,041
Other long-term investments                                                 906,278           906,278
Short-term investments                                                    2,152,471         1,036,251
                                                                     ---------------   ---------------
                                                                        222,219,318       215,381,037

Cash and cash equivalents                                                14,968,702        25,752,842
Investment in parent                                                        350,000           350,000
receivable from affiliate, net                                              102,424                 0
Accrued investment income                                                 3,590,995         3,521,081
Reinsurance receivables:
Future policy benefits                                                   36,593,010        36,965,938
Policy claims and other benefits                                          3,732,835         3,563,963
Cost of insurance acquired                                               17,157,987        17,628,369
Deferred policy acquisition costs                                        10,803,222        11,840,548
Costs in excess of net assets purchased,
net of accumulated amortization                                           8,514,975         8,736,807
Property and equipment,
   net of accumulated depreciation                                        2,877,558         2,932,261
Other assets                                                              1,011,361           907,483
                                                                     ---------------   ---------------
    TOTAL ASSETS                                                   $    321,922,387 $     327,580,329
                                                                     ===============   ===============
         LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                             $    253,372,873 $     254,386,798
Policy claims and benefits payable                                        2,239,116         2,183,434
Other policyholder funds                                                  1,915,383         2,150,632
Dividend and endowment accumulations                                     14,568,808        15,137,048
Income taxes payable:
Current                                                                           0            99,003
Deferred                                                                 (1,227,987)       (1,200,002)
Notes payable                                                            15,264,193        17,369,993
Indebtedness to affiliates, net                                                   0            43,494
Other liabilities                                                         4,451,728         4,877,007
                                                                     ---------------   ---------------
    TOTAL LIABILITIES                                                   290,584,114       295,047,407
                                                                     ---------------   ---------------
Minority interests in consolidated subsidiaries                           1,755,192         1,710,538
                                                                     ---------------   ---------------

Shareholders' equity: Common stock - $1 par value per share.
Authorized 62,500 shares - 54,539 and 54,539 shares
issued after deducting treasury shares of 946 and 946                        54,539            54,539
Additional paid-in capital                                               51,875,820        51,875,820
Accumulated deficit                                                     (20,980,341)      (20,476,631)
Accumulated other comprehensive income                                   (1,366,937)         (631,344)
                                                                     ---------------   ---------------
    TOTAL SHAREHOLDERS' EQUITY                                           29,583,081        30,822,384
                                                                     ---------------   ---------------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    321,922,387 $     327,580,329
                                                                     ===============   ===============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------


                                                                    Three Months Ended            Six Months Ended
                                                                June 30,          June 30,           June 30,          June 30,
                                                                  1999              1998               1999              1998
                                                             ---------------   ----------------   ---------------   ----------------
Revenues:

Premiums and policy fees                                  $       6,655,438 $        8,182,157 $      13,702,568 $       16,650,503
Reinsurance premiums and policy fees                               (950,168)        (1,071,078)       (1,989,787)        (2,307,943)
Net investment income                                             3,592,440          3,796,112         7,225,919          7,527,849
Realized investment gains and (losses), net                        (355,998)          (494,652)         (339,655)          (405,231)
Other income                                                         87,573             23,157           116,249             42,043
                                                             ---------------   ----------------   ---------------   ----------------
                                                                  9,029,285         10,435,696        18,715,294         21,507,221

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                              5,799,094          6,153,999        12,285,515         12,586,590
Reinsurance benefits and claims                                    (487,529)          (507,559)       (1,483,034)        (1,097,433)
Annuity                                                             355,583            364,192           701,161            742,734
Dividends to policyholders                                          303,685            909,260           660,664          1,925,204
Commissions and amortization of deferred
policy acquisition costs                                            829,137            847,558         1,970,497          2,174,235
Amortization of cost of insurance acquired                          235,191            255,334           470,382            546,419
Operating expenses                                                1,837,828          2,192,484         3,877,441          4,572,826
Interest expense                                                    324,746            395,346           681,468            791,986
                                                             ---------------   ----------------   ---------------   ----------------
                                                                  9,197,735         10,610,614        19,164,094         22,242,561

Income before income taxes, minority interest
and equity in earnings of investees                                (280,350)          (174,918)         (448,800)          (735,340)

Income tax credit                                                   144,093            101,532             9,925            332,878
Minority interest in income of
consolidated subsidiaries                                           (42,573)           (42,046)          (64,835)           (36,119)

                                                             ---------------   ----------------   ---------------   ----------------
Net income                                                $        (178,830)$         (115,432)$        (503,710)$         (438,581)
                                                             ===============   ================   ===============   ================

Basic earnings per share from continuing
   operations and net income                              $           (2.72)$            (2.12)$           (9.24)$            (8.04)
                                                             ===============   ================   ===============   ================

Diluted earnings per share from continuing
operations and net income                                 $           (2.72)$            (2.12)$          (9.24)             (8.04)
                                                             ===============   ================   ===============   ================

Basic weighted average shares outstanding                            54,539             54,555            54,539             54,555
                                                             ===============   ================   ===============   ================

Diluted weighted average shares outstanding                          54,539             54,555            54,539             54,555
                                                             ===============   ================   ===============   ================

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                        FOR THE PERIOD ENDED JUNE 30,1999

------------------------------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                                 $            54,539
  Issued during year                                                           0
  Purchase treasury stock                                                      0
                                                               ------------------
 Balance, end of period                                                   54,539
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          51,875,820
  Issued during year                                                           0
  Purchase treasury stock                                                      0
                                                               ------------------
   Balance, end of period                                             51,875,820
                                                               ------------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                                         (20,476,631)
  Net loss                                                              (503,710)      $          (503,710)
                                                               ------------------        ------------------
   Balance, end of period                                            (20,980,341)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                            (631,344)
  Unrealized depreciation on securities                                                           (735,593)
  Foreign currency translation adjustments                                                               0
  Minimum pension liability adjustment                                                                   0
                                                                                         ------------------

  Other comprehensive income                                            (735,593)                 (735,593)
                                                               ------------------        ------------------

  Comprehensive income                                                                 $        (1,239,303)
                                                                                         ==================
  Balance, end of period                                              (1,366,937)
                                                               ------------------

Total shareholder's equity, end of period                    $        29,583,081
                                                               ==================

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------------------------------

                                                                               Six Months Ended
                                                                           June 30,         June 30,
                                                                             1999             1998
                                                                         --------------   -------------
Increase  (decrease)  in cash and cash  equivalents  Cash
 flows  from  operating activities:
Net loss                                                              $       (503,710)$      (438,581)
Adjustments to reconcile net income to net cash provided by
(used  in)  operating  activities  net of  changes  in  assets  and liabilities
resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities                                     283,021         293,517
Realized investment (gains) losses, net                                        339,655         405,231
Policy acquisition costs deferred                                             (385,000)       (488,000)
Amortization of deferred policy acquisition costs                            1,422,326       1,379,586
Amortization of cost of insurance acquired                                     470,382         546,419
Amortization of costs in excess of net
  assets purchased                                                             221,832         221,832
Depreciation                                                                   248,308         303,808
Minority interest                                                               64,835          36,119
Change in accrued investment income                                            (69,914)         86,443
Change in reinsurance receivables                                              204,056         325,431
Change in policy liabilities and accruals                                   (1,216,390)      1,436,287
Charges for mortality and administration of
  universal life and annuity products                                       (5,399,734)     (5,548,543)
Interest credited to account balances                                        3,284,367       3,003,308
Change in income taxes payable                                                (126,988)       (343,433)
Change in indebtedness (to) from affiliates, net                              (145,918)         36,665
Change in other assets and liabilities, net                                   (513,688)         46,764
                                                                         --------------   -------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (1,822,560)      1,302,853

Cash  flows  from  investing  activities:  Proceeds  from  investments  sold and matured:
Fixed maturities held for sale                                                 630,000          83,928
Fixed maturities sold                                                                0               0
Fixed maturities matured                                                    19,420,359      19,429,686
Equity securities                                                                    0               0
Mortgage loans                                                               3,026,853         469,613
Real estate                                                                  2,092,874         827,765
Policy loans                                                                 1,636,161       1,631,118
Short-term                                                                     383,780       1,473,531
                                                                         --------------   -------------
Total proceeds from investments sold and matured                            27,190,027      23,915,641
Cost of investments acquired:
Fixed maturities held for sale                                             (27,497,142)              0
Fixed maturities                                                            (1,643,873)    (16,991,445)
Equity securities                                                             (161,256)              0
Mortgage loans                                                              (2,733,106)     (1,082,415)
Real estate                                                                   (356,563)       (480,567)
Policy loans                                                                (1,610,128)     (1,738,345)
Other long-term investments                                                          0         (66,212)
Short-term                                                                  (1,500,000)              0
                                                                         --------------   -------------
Total cost of investments acquired                                         (35,502,068)    (20,358,984)
Purchase of property and equipment                                            (113,764)        (78,364)
                                                                         --------------   -------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (8,425,805)      3,478,293

Cash flows from financing activities:
Policyholder contract deposits                                               7,412,179       8,025,990
Policyholder contract withdrawals                                           (5,842,154)     (5,721,299)
Payments of principal on notes payable                                      (2,105,800)       (258,251)
Purchase of treasury stock                                                           0               0
                                                                         --------------   -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (535,775)      2,046,440
                                                                         --------------   -------------

Net increase (decrease) in cash and cash equivalents                       (10,784,140)      6,827,586
Cash and cash equivalents at beginning of period                            25,752,842      15,704,573
                                                                         --------------   -------------
Cash and cash equivalents at end of period                            $     14,968,702 $    22,532,159
                                                                         ==============   =============

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

At June 30, 1999, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

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

2.       INVESTMENTS

As of June 30, 1999, fixed maturities and fixed maturities held for sale represented 83% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long term in nature and therefore, the companies invest primarily in long term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.       NOTES PAYABLE

At June 30, 1999 and December 31, 1998, the Company has $15,264,993 and $17,369,993 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                           1999           1998
                                       -------------  -------------
Senior debt                         $        25,000 $      100,000
Subordinated 10 yr. Notes                         0      1,427,067
Subordinated 20 yr. Notes                 3,431,094      4,034,827
Affiliated notes payable                 11,808,099     11,808,099
                                       -------------  -------------
                                    $    15,264,193 $   17,369,993
                                       =============  =============

A.  SENIOR DEBT

The senior debt is through National City Bank (formerly First of America Bank - Illinois NA) and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at June 30, 1999 was 7.75%. Interest is paid quarterly. During second quarter 1999 the Company prepaid a $75,000 principal payment. The remaining balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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

B.  SUBORDINATED DEBT

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The original 20-year notes bear interest at the rate of 8 1/2% per annum on $3,529,865 and 8.75% per annum on $504,962 payable semi-annually with a lump sum principal payment due June 16, 2012. During second quarter, 1999, the Company prepaid $2,030,800 of its outside subordinated debt consisting of the remaining 10 year notes, all of the twenty year notes with 8.75% interest rates and $98,771 of the 8.5% 20 year notes.



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

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                              Year                                     Amount
                              ----                                     ------

                              1999                                 $  400,000
                              2000                                          0
                              2001                                          0
                              2002                                          0
                              2003                                          0

4.       DEFERRED COMPENSATION PLAN

UTI and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC, UTI or affiliates of UTI, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTI. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTI common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of June 30, 1999 no options were exercised. At June 30, 1999 and December 31, 1998, the Company held a liability of $1,556,639 and $1,494,520, respectively, relating to this plan. At June 30, 1999, UTI common stock had a market price of $8.25 per share.

The following information applies to deferred compensation plan stock options outstanding at June 30, 1999:

      Number outstanding                                          105,000
      Exercise price                                               $17.50
      Remaining contractual life                               1.50 years


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


7.       OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $447,857 and $795,840 in interest expense during the first six months of 1999 and 1998, respectively. The Company paid $31,474 and $10,555 in federal income tax during the first six months of 1999 and 1998, respectively.

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

A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999, with shareholders of both companies approving the transaction. UTI issued 817,627 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders, in the merger. Immediately following the merger, United Trust Group, Inc. (UTG), which was now 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc.



9.       ACCOUNTING AND LEGAL DEVELOPMENTS

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, which delays the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at June 30, 1999.


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


RESULTS OF OPERATIONS
---------------------

 (A) REVENUES

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 18% when comparing the first six months 1999 to 1998 and 20% comparing second quarters. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

During 1998, the Boards of UG and USA approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This change became effective with the 1999 policy anniversary. This action was taken by the Boards to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy. This premium reduction accounted for approximately 13% of the total premium revenue decline. A corresponding decline is reflected in the policy benefits line item dividends to policyholders.

Net investment income decreased 4% when comparing the first six months of 1999 to 1998 and 5% comparing second quarter results. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced yields on investments available in the marketplace in which the Company invests, primarily fixed maturities. Approximately 10.5% of the total fixed maturity portfolio will mature during 1999, with another 47.2% maturing in the next two to five years. If interest rates remain at current levels, investment income will continue to decline as these maturities are reinvested at current market rates.

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

(B)  EXPENSES

Life benefits, net of reinsurance benefits and claims, are comparable in 1999 to 1998 for the quarter and year to date results. Although the end results are similar, two events for offsetting amounts were incurred in 1999, which differ from 1998 experience. The decrease in premium revenues from normal policy terminations resulted in lower benefit reserve increases in the current period. Policyholder benefits increased due to an increase in death benefit claims of $1,258,000 from the prior year six month period and $740,000 from the prior second quarter period. There is no single event that caused mortality to increase. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change determined for the full impact of such change to be realized.

Operating expenses decreased 15% in 1999 compared to 1998. The decrease in operating expenses is due in part, to a decrease in salaries from normal attrition. In most instances, the workload was absorbed into the remaining workforce. First year sales production has shown a declining trend in the last three years. The Company has tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings. First year production in the first quarter of 1999 resulted in cash received from new sales of only 54% of that received in first quarter 1998, or $560,000 less. With continued declining new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity currently being experienced. As such, in March seven employees of the Company (approximately 8% of the total staff), were terminated due to lack of business activity. This action resulted in expense savings of approximately $275,000 per year.

Interest expense decreased 14% in 1999 compared to 1998. In November 1998, the Company's ultimate parent, UTI, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. Additionally, with the new capital and expectations of future growth, management has formulated a plan to repay the remaining outside debt within the next two years. At June 30, 1999, FCC had $15,264,193 in notes payable. The Company believes its outside debt can be repaid within the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows. During second quarter 1999, UTI and FCC retired $2,715,395 of outside debt. This was accomplished through an ordinary dividend from its subsidiary, UG of $2,000,000 and from operating cash available.

 The provision for income taxes reflected a significant change from the same periods one year ago. This is the result of changes in the deferred tax liability. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. Several of the companies within the group, including the life insurance companies, have federal net operating loss carryforwards for tax purposes for which no deferred tax asset is recognized in the financial statements as an allowance has been established against this asset. In periods in which a portion of the tax loss carryforward is utilized, no deferred tax expense is recorded due to this allowance. The 1998 results utilized a larger portion of the tax loss carryforwards than the 1999 results.

(C)  NET INCOME

The Company had a first six month net loss of $503,710 in 1999 compared to $438,581 in 1998, and a second quarter net loss of $178,830 in 1999 compared to $115,432 in 1998. Increased death claim experience and an increase in income tax expense, partially offset by lower interest expense costs from the retirement of outside debt and lower policy reserve increases, contributed to the difference in earnings.

FINANCIAL CONDITION
-------------------

Total shareholder's equity decreased approximately 4% when comparing June 30, 1999 to December 31, 1998.

Investments represent approximately 69% and 66% of total assets at June 30, 1999 and December 31, 1998, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of June 30, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in the first six months of 1999 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in the first quarter of 1999 were U.S. government, government agency or Federal National Mortgage Association ("FNMA") securities.

The Company has recently begun looking at the mortgage loan market for possible investments. Yields are more attractive than those in the recent bond market, and with the expertise First Southern can provide in this area, the Company believes it can issue or acquire loans which will provide attractive yields while maintaining high quality and low risk.

The Company has continued its efforts to significantly reduce and eventually eliminate all outstanding debt. In second quarter 1999, UTI and FCC paid $2,715,395 in principal on the outside debt. The Company anticipates reducing the debt another $1,000,000 to $1,500,000 before year end 1999. The Company expects to achieve this through a dividend from UG of approximately $1,200,000 and from operating cashflows.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 5% and 8% as of June 30, 1999, and December 31, 1998, respectively. Fixed maturities as a percentage of total invested assets were 83% and 82% as of June 30, 1999 and December 31, 1998, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in the first six months of 1999 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in the first quarter of 1999 were U.S. government, government agency or Federal National Mortgage Association ("FNMA") securities. By increasing the amount of investments carried in the available for sale category, the Company can invest a larger percentage of its cash and cash equivalents holdings in long term investments.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Net cash provided by (used in) operating activities was $(1,822,560) and $1,302,853 in 1999 and 1998, respectively. The net cash provided by (used in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $(252,535) in 1999 and $3,607,544 in 1998. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Net cash provided by (used in) investing activities was $(8,425,805) and $3,478,293 for 1999 and 1998, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 82% and 83% of the total cost of investments acquired in 1999 and 1998, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by (used in) financing activities was $(535,775) and $2,046,440 for 1999 and 1998, respectively. Policyholder contract deposits decreased 8% in 1999 compared to 1998. Policyholder contract withdrawals has increased 2% in 1999 compared to 1998. During first quarter of 1999, the Company had a large annuity contract surrender of approximately $400,000. Exclusive of this single policy surrender, policyholder withdrawals were slightly less than the previous year.

At June 30, 1999, the Company had a total of $15,264,193 in long-term debt outstanding. The debt structure is described in the following paragraphs.

The senior debt is through National City Bank (formerly First of America Bank - Illinois NA) and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at June 30, 1999 was 7.75%. Interest is paid quarterly. During second quarter 1999 the Company prepaid a $75,000 principal payment. The remaining balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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

B.  SUBORDINATED DEBT

The subordinated debt was incurred June 16, 1992 as a part of the acquisition of the now dissolved Commonwealth Industries Corporation, (CIC). The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June 16, 2002. The original 20-year notes bear interest at the rate of 8 1/2% per annum on $3,529,865 and 8.75% per annum on $504,962 payable semi-annually with a lump sum principal payment due June 16, 2012. During second quarter, 1999, the Company prepaid $2,030,800 of its outside subordinated debt consisting of the remaining 10 year notes, all of the twenty year notes with 8.75% interest rates and $98,771 of the 8.5% 20 year notes.


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

As of June 30, 1999 the Company has a total of $44,783,927 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $15,264,193 of notes payable. FCC services this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG.

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and affiliates and its earnings received on invested assets and cash balances. At June 30, 1999, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1998, UG had a statutory gain from operations of $3,266,000. At December 31, 1998, UG's statutory capital and surplus amounted to $15,281,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. UG has paid $2,000,000 in dividends during 1999 to FCC.

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

A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999, with shareholders of both companies approving the transaction. UTI issued 817,627 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders, in the merger. Immediately following the merger, United Trust Group, Inc. (UTG), which was now 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc.


ACCOUNTING AND LEGAL DEVELOPMENTS
---------------------------------

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS 137, which delays the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

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

                                                  June 30, 1999
                                             Expected maturity date

                      1999       2000       2001        2002       2003    Thereafter      Total      Fair value
Long term debt
  Fixed rate                0          0          0            0        0    6,539,193    6,539,193     6,282,438
  Avg. int. rate            0          0          0            0        0        8.02%        8.02%
  Variable rate       400,000          0          0            0        0    8,325,000    8,725,000     8,725,000
  Avg. int. rate        8.75%          0          0            0        0        8.42%        8.43%

                                            PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

Merger of United Trust, Inc. and United Income, Inc.
----------------------------------------------------

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

A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999 at a special shareholders meeting, with shareholders of both companies approving the transaction. Immediately following the merger, United Trust Group, Inc. (UTG), which was now 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc.

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



                         FIRST COMMONWEALTH CORPORATION
                         ------------------------------
                                  (Registrant)









Date:   August 11, 1999                   By  /s/ James E. Melville
-----------------------                       ----------------------------------
                                              James E. Melville
                                              President, Chief Operating Officer
                                                 and Director








Date:   August 11, 1999                   By  /s/ Theodore C. Miller
-----------------------                       ----------------------------------
                                              Theodore C. Miller
                                              Senior Vice President
                                                 and Chief Financial Officer