Form 10-Q/A
period 1999-06-30
FIRST COMMONWEALTH CORP
filed 1999-08-12
CIK 200776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                (Amendment No. 1)

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

                         FIRST COMMONWEALTH CORPORATION

                                   FORM 10-Q/A
                                (Amendment No. 1)
--------------------------------------------------------------------------------


AMENDED IN ITS ENTIRETY - THE JUNE 30, 1999 FORM 10-Q AS FILED AUGUST 11, 1999.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


Part 1.   Financial Information................................................4

   ITEM 1.  FINANCIAL STATEMENTS...............................................4
     Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998.....4
     Consolidated Statements of Operations for the six months and three months ended June 30, 1999 and 1998..............................................5
     Consolidated Statement of Shareholders'Equity for the Period ended
     June 30, 1999.............................................................6
     Consolidated Statements of Cash Flows for the six months ended
     June 30, 1999 and 1998....................................................7
     Notes to Consolidated Financial Statements................................8
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS................................................13
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........20

PART II.   OTHER INFORMATION..................................................21

   ITEM 1.  LEGAL PROCEEDINGS.................................................21
   ITEM 2.  CHANGE IN SECURITIES..............................................21
   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................21
   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............21
   ITEM 5.  OTHER INFORMATION.................................................21
   ITEM 6.  EXHIBITS..........................................................21

SIGNATURES....................................................................22

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

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------

                                                                    Three Months Ended            Six Months Ended
                                                                June 30,          June 30,           June 30,          June 30,
                                                                  1999              1998               1999              1998
                                                             ---------------   ----------------   ---------------   ----------------
Revenues:

Premiums and policy fees                                  $       6,655,438 $        8,182,157  $     13,702,568 $       16,650,503
Reinsurance premiums and policy fees                               (950,168)        (1,071,078)       (1,989,787)        (2,307,943)
Net investment income                                             3,592,440          3,796,112         7,225,919          7,527,849
Realized investment gains and (losses), net                        (355,998)          (494,652)         (339,655)          (405,231)
Other income                                                         87,573             23,157           116,249             42,043
                                                             ---------------   ----------------   ---------------   ----------------
                                                                  9,029,285         10,435,696        18,715,294         21,507,221

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                              5,799,094          6,153,999        12,285,515         12,586,590
Reinsurance benefits and claims                                    (487,529)          (507,559)       (1,483,034)        (1,097,433)
Annuity                                                             355,583            364,192           701,161            742,734
Dividends to policyholders                                          303,685            909,260           660,664          1,925,204
Commissions and amortization of deferred
policy acquisition costs                                            829,137            847,558         1,970,497          2,174,235
Amortization of cost of insurance acquired                          235,191            255,334           470,382            546,419
Operating expenses                                                1,837,828          2,192,484         3,877,441          4,572,826
Interest expense                                                    324,746            395,346           681,468            791,986
                                                             ---------------   ----------------   ---------------   ----------------
                                                                  9,197,735         10,610,614        19,164,094         22,242,561

Income before income taxes, minority interest
and equity in earnings of investees                                (168,450)          (174,918)         (448,800)          (735,340)

Income tax credit                                                  (144,093)           101,532             9,925            332,878
Minority interest in income of
consolidated subsidiaries                                           (42,573)           (42,046)          (64,835)           (36,119)

                                                             ---------------   ----------------   ---------------   ----------------
Net income                                                $        (355,116)$         (115,432) $       (503,710)$         (438,581)
                                                             ===============   ================   ===============   ================

Basic earnings per share from continuing
   operations and net income                              $           (6.51)$            (2.12) $          (9.24)$            (8.04)
                                                             ===============   ================   ===============   ================

Diluted earnings per share from continuing
operations and net income                                 $           (6.51)$            (2.12) $          (9.24)$            (8.04)
                                                             ===============   ================   ===============   ================

Basic weighted average shares outstanding                            54,539             54,555            54,539             54,555
                                                             ===============   ================   ===============   ================

Diluted weighted average shares outstanding                          54,539             54,555            54,539             54,555
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

(C)  NET INCOME

The Company had a first six month net loss of $503,710 in 1999 compared to $438,581 in 1998, and a second quarter net loss of $355,116 in 1999 compared to $115,432 in 1998. Increased death claim experience and an increase in income tax expense, partially offset by lower interest expense costs from the retirement of outside debt and lower policy reserve increases, contributed to the difference in earnings.

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



                         FIRST COMMONWEALTH CORPORATION
                         ------------------------------
                                  (Registrant)










Date:   August 12, 1999               By  /s/ James E. Melville
-----------------------               -------------------------
                                           James E. Melville
                                           President, Chief Operating Officer
                                              and Director








Date:   August 12, 1999                By  /s/ Theodore C. Miller
-----------------------                --------------------------
                                           Theodore C. Miller
                                           Senior Vice President
                                              and Chief Financial Officer