Form 10-Q
period 1999-09-30
FIRST COMMONWEALTH CORP
filed 1999-11-09
CIK 200776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of October 31, 1999, was 54,538.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


Part 1.   Financial Information...............................................3


   ITEM 1.  FINANCIAL STATEMENTS..............................................3


     Consolidated Balance Sheets as of September 30, 1999 and
         December 31, 1998....................................................3


     Consolidated Statements of Operations for the Nine Months Ended
         September 30, 1999 and 1998..........................................4


     Consolidated Statement of Shareholders'equity for the Period Ended
         September 30, 1999...................................................5


     Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1999 and 1998..........................................6


     Notes to Consolidated Financial Statements...............................7


   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.....................................12


   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......18


PART II.   OTHER INFORMATION.................................................19


   ITEM 1.  LEGAL PROCEEDINGS................................................19


   ITEM 2.  CHANGE IN SECURITIES.............................................19


   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES..................................19


   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............19


   ITEM 5.  OTHER INFORMATION................................................19


   ITEM 6.  EXHIBITS.........................................................19


SIGNATURES...................................................................20

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

-----------------------------------------------------------------------------------------------------


                                                                       September 30,    December 31,
   ASSETS                                                                  1999              1998
                                                                    ---------------   ---------------
Investments:
Fixed maturities at amortized cost
    (market $148,925,191 and $179,885,379)                        $    149,255,416 $     174,240,848
Investments held for sale:
Fixed maturities, at market
    (cost $27,670,119 and $1,494,636)                                   26,851,666         1,505,406
Equity securities, at market
    (cost $2,886,315 and $2,725,061)                                     2,041,483         2,087,416
Mortgage loans on real estate at amortized cost                         15,578,903        10,941,614
Investment real estate, at cost,
   net of accumulated depreciation                                       6,757,667         8,979,183
Real estate acquired in satisfaction of debt                             1,550,000         1,550,000
Policy loans                                                            14,078,689        14,134,041
Other long-term investments                                                906,278           906,278
Short-term investments                                                   1,300,000         1,036,251
                                                                   ---------------   ---------------
                                                                       218,320,102       215,381,037

Cash and cash equivalents                                               19,430,853        25,752,842
Investment in parent                                                       350,000           350,000
Receivable from affiliate, net                                              96,639                 0
Accrued investment income                                                3,182,249         3,521,081
Reinsurance receivables:
Future policy benefits                                                  36,359,944        36,965,938
Policy claims and other benefits                                         4,342,914         3,563,963
Income taxes receivable:
   Current income taxes                                                    332,686                 0
   Deferred income taxes                                                 1,335,439         1,200,002
Cost of insurance acquired                                              16,921,415        17,628,369
Deferred policy acquisition costs                                       10,393,559        11,840,548
Costs in excess of net assets purchased,
net of accumulated amortization                                          8,245,914         8,736,807
Property and equipment,
   net of accumulated depreciation                                       2,841,437         2,932,261
Other assets                                                               651,174           907,483
                                                                   ---------------   ---------------
         Total assets                                             $    322,804,325 $     328,780,331
                                                                   ===============   ===============

             LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                            $    252,681,807 $     254,386,798
Policy claims and benefits payable                                       2,998,489         2,183,434
Other policyholder funds                                                 1,723,925         2,150,632
Dividend and endowment accumulations                                    14,429,032        15,137,048
Current income taxes payable                                                     0            99,003
Notes payable                                                           15,264,193        17,369,993
Indebtedness to affiliates, net                                                  0            43,494
Other liabilities                                                        4,191,857         4,877,007
                                                                   ---------------   ---------------
         Total liabilities                                             291,289,303       296,247,409
                                                                   ---------------   ---------------
 Minority interests in consolidated subsidiaries                         1,537,436         1,710,538
                                                                   ---------------   ---------------

Shareholders' equity: Common stock - $1 par value per share.
Authorized 62,500 shares - 54,538 and 54,539 shares
issued after deducting treasury shares of 947 and 946                       54,538            54,539
Additional paid-in capital                                              51,875,721        51,875,820
Accumulated deficit                                                    (20,309,881)      (20,476,631)
Accumulated other comprehensive income (loss)                           (1,642,792)         (631,344)
                                                                   ---------------   ---------------
         Total shareholders' equity                                     29,977,586        30,822,384
                                                                   ---------------   ---------------
         Total liabilities and shareholders' equity               $    322,804,325 $     328,780,331
                                                                   ===============   ===============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

------------------------------------------------------------------------------------------------------------------------------------


                                                         Three Months Ended                    Nine Months Ended
                                                    September 30,     September 30,      September 30,    September 30,
                                                       1999              1998               1999              1998
                                                  ---------------   ----------------   ---------------   ----------------

Revenues:

Premiums and policy fees                       $       6,414,356 $        7,504,326 $      20,116,924 $       24,154,829
Reinsurance premiums and policy fees                  (1,077,236)        (1,260,457)       (3,067,023)        (3,568,400)
Net investment income                                  3,615,934          3,802,812        10,841,853         11,330,661
Realized investment gains and (losses), net              (44,635)          (426,662)         (384,290)          (831,893)
Other income                                              28,499             17,529           144,748             59,572
                                                  ---------------   ----------------   ---------------   ----------------
                                                       8,936,918          9,637,548        27,652,212         31,144,769

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                   5,854,234          5,904,412        18,139,749         18,491,002
Reinsurance benefits and claims                       (1,358,420)          (961,260)       (2,841,454)        (2,058,693)
Annuity                                                  358,796            353,286         1,059,957          1,096,020
Dividends to policyholders                               253,155            781,429           913,819          2,706,633
Commissions and amortization of deferred
policy acquisition costs                                 826,863            960,516         2,797,360          3,134,751
Amortization of cost of insurance acquired               236,572            240,236           706,954            786,655
Operating expenses                                     1,784,267          2,023,484         5,661,708          6,596,310
Interest expense                                         329,242            399,133         1,010,710          1,191,119
                                                  ---------------   ----------------   ---------------   ----------------
                                                       8,284,709          9,701,236        27,448,803         31,943,797

Income (loss) before income taxes and
minority interest                                        652,209            (63,688)          203,409           (799,028)

Income tax credit                                         41,024            742,437            50,949          1,075,315
Minority interest in income of
consolidated subsidiaries                                (22,773)           (25,016)          (87,608)           (61,135)

                                                  ---------------   ----------------   ---------------   ----------------
Net income                                     $         670,460 $          653,733 $         166,750 $          215,152
                                                  ===============   ================   ===============   ================

Basic earnings per share from continuing
   operations and net income                   $           12.29 $            11.99 $            3.06 $             3.94
                                                  ===============   ================   ===============   ================

Diluted earnings per share from continuing
operations and net income                      $           12.29 $            11.99 $            3.06 $             3.94
                                                  ===============   ================   ===============   ================

Basic weighted average shares outstanding                 54,539             54,542            54,539             54,554
                                                  ===============   ================   ===============   ================

Diluted weighted average shares outstanding               54,539             54,542            54,539             54,554
                                                  ===============   ================   ===============   ================

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                     For the Period ended September 30,1999

------------------------------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                                 $            54,539
  Issued during year                                                           0
  Purchase treasury stock                                                     (1)
                                                               ------------------
  Balance, end of period                                                  54,538
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          51,875,820
  Issued during year                                                           0
  Purchase treasury stock                                                    (99)
                                                               ------------------
  Balance, end of period                                              51,875,721
                                                               ------------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                                         (20,476,631)
  Net income                                                             166,750       $           166,750
                                                               ------------------        ------------------
  Balance, end of period                                             (20,309,881)
                                                               ------------------

Accumulated other comprehensive income (loss)
  Balance, beginning of year                                            (631,344)
  Unrealized depreciation on securities                                                         (1,011,448)
  Foreign currency translation adjustments                                                               0
  Minimum pension liability adjustment                                                                   0
                                                                                         ------------------
  Other comprehensive income (loss)                                   (1,011,448)               (1,011,448)
                                                               ------------------        ------------------
  Comprehensive income (loss)                                                          $          (844,698)
                                                                                         ==================
  Balance, end of period                                              (1,642,792)
                                                               ------------------
Total shareholder's equity, end of period                    $        29,977,586
                                                               ==================

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

-----------------------------------------------------------------------------------------------------


                                                                             Nine Months Ended
                                                                        September 30,    September 30,
                                                                           1999            1998
                                                                       -------------   --------------
Increase  (decrease)  in cash and cash  equivalents
Cash flows from  operating activities:
Net income                                                          $       166,750 $        215,152
Adjustments to reconcile net income to net cash provided by
(used  in)  operating  activities  net of  changes  in  assets and  liabilities
resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities                                  400,693          467,716
Realized investment (gains) losses, net                                     384,290          831,893
Policy acquisition costs deferred                                          (570,000)        (650,000)
Amortization of deferred policy acquisition costs                         2,016,989        2,041,879
Amortization of cost of insurance acquired                                  706,954          786,655
Amortization of costs in excess of net
  assets purchased                                                          331,634          332,748
Depreciation                                                                363,265          350,268
Minority interest                                                            87,608           61,135
Change in accrued investment income                                         338,832         (140,177)
Change in reinsurance receivables                                          (172,957)         648,654
Change in policy liabilities and accruals                                (1,067,742)         785,074
Charges for mortality and administration of
  universal life and annuity products                                    (8,077,001)      (8,116,570)
Interest credited to account balances                                     4,825,505        5,322,471
Change in income taxes payable                                             (567,126)      (1,085,870)
Change in indebtedness (to) from affiliates, net                           (140,133)          39,456
Change in other assets and liabilities, net                                (428,838)        (351,807)
                                                                       -------------   --------------
Net cash provided by (used in) operating activities                      (1,401,277)       1,538,677

Cash  flows  from  investing  activities:
Proceeds from investments  sold and matured:
Fixed maturities held for sale                                            1,430,000          164,097
Fixed maturities sold                                                             0                0
Fixed maturities matured                                                 26,259,579       32,371,454
Equity securities                                                                 0          450,000
Mortgage loans                                                            5,482,076          943,156
Real estate                                                               2,250,413        1,039,924
Policy loans                                                              2,482,926        2,941,532
Short-term                                                                1,236,251        1,573,531
                                                                       -------------   --------------
Total proceeds from investments sold and matured                         39,141,245       39,483,694
Cost of investments acquired:
Fixed maturities held for sale                                          (27,623,353)               0
Fixed maturities                                                         (1,643,871)     (25,166,178)
Equity securities                                                          (161,256)         (79,053)
Mortgage loans                                                          (10,119,365)      (1,577,694)
Real estate                                                                (526,955)        (941,618)
Policy loans                                                             (2,427,574)      (2,706,606)
Other long-term investments                                                       0          (66,212)
Short-term                                                               (1,500,000)               0
                                                                       -------------   --------------
Total cost of investments acquired                                      (44,002,374)     (30,537,361)
Purchase of property and equipment                                         (171,775)         (89,424)
                                                                       -------------   --------------
Net cash provided by (used in) investing activities                      (5,032,904)       8,856,909

Cash flows from financing activities:
Policyholder contract deposits                                           10,967,503       11,989,493
Policyholder contract withdrawals                                        (8,672,924)      (9,812,952)
Payments of principal on notes payable                                   (2,105,800)        (258,251)
Purchase of stock of subsidiaries                                           (76,487)               0
Purchase of treasury stock                                                     (100)               0
                                                                       -------------   --------------
Net cash provided by (used in) financing activities                         112,192        1,918,290
                                                                       -------------   --------------

Net increase (decrease) in cash and cash equivalents                     (6,321,989)      12,313,876
Cash and cash equivalents at beginning of period                         25,752,842       15,704,573
                                                                       -------------   --------------
Cash and cash equivalents at end of period                          $    19,430,853 $     28,018,449
                                                                       =============   ==============


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

At September 30, 1999, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.


                              ORGANIZATIONAL CHART
                            AS OF SEPTEMBER 30, 1999



United Trust Group, Inc. ("UTG") is the ultimate  controlling  company. UTG owns
81% of First Commonwealth Corporation ("FCC") and 100% of Roosevelt Equity Corporation ("REC"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 100% of United Security Assurance Company ("USA"). USA owns 86% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.       INVESTMENTS

As of September 30, 1999, fixed maturities and fixed maturities held for sale represented 81% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has identified securities at the time of acquisition it may sell prior to maturity and classified them as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.       NOTES PAYABLE

At September 30, 1999 and December 31, 1998, the Company has $15,264,193 and $17,369,993 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                                   1999            1998
                                               -------------   -------------
Senior debt                                  $       25,000 $       100,000
Affiliated subordinated 10 yr. Notes                      0       1,427,067
Affiliated subordinated 20 yr. Notes              3,431,094       4,034,827
Affiliated notes payable                         11,808,099      11,808,099
                                               -------------   -------------
                                             $   15,264,193 $    17,369,993
                                               =============   =============

A.  Nonaffiliated senior debt

The senior debt is through National City Bank (formerly First of America Bank - Illinois NA) and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at September 30, 1999 was 8.25%. Interest is paid quarterly. During second quarter 1999 the Company prepaid a $75,000 principal payment. The remaining balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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


B.  Affiliated subordinated debt

The subordinated debt was incurred June 16, 1992 as a part of the acquisition transactions of the now dissolved Commonwealth Industries Corporation, (CIC) and is payable to UTG. The 10-year notes bear interest at the rate of 7 1/2% per annum, payable semi-annually beginning December 16, 1992. These notes provide for principal payments equal to 1/20th of the principal balance due with each interest installment beginning December 16, 1997, with a final payment due June

16, 2002. The original 20-year notes bear interest at the rate of 8 1/2% per annum on $3,529,865 and 8.75% per annum on $504,962 payable semi-annually with a lump sum principal payment due June 16, 2012. During second quarter, 1999, the Company prepaid $2,030,800 of its nonaffiliated subordinated debt consisting of the remaining 10 year notes, all of the twenty year notes with 8.75% interest rates and $98,771 of the 8.5% 20 year notes.


C.  Affiliated notes payable

Following the merger of UTI and UII on July 26, 1999 and subsequent liquidation of UTG and name change of UTI to UTG, all affiliated notes payable of FCC are due to its parent, UTG.

FCC has borrowings of $700,000 and $300,000. These notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006. In February 1996, FCC borrowed an additional $150,000 and $250,000 to provide additional cash for liquidity. These notes bear interest at the rate of 1% over prime as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the notes on June 30, 2002.

In November 1997 FCC borrowed $1,000,000 to facilitate the prepayment of the May 1998 principal payment due on the senior debt. . The note bears interest at the rate of 1% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on November 8, 2006.

In November 1998 FCC borrowed $2,608,099 to facilitate the prepayment of principal on its subordinated 10-year debt. The note bears interest at the rate of 7.50%, with interest payments due quarterly and principal due upon maturity of the note on December 31, 2005. In addition, FCC borrowed $6,300,000 to facilitate the prepayment of principal on the senior debt. This note bears interest at the rate of 9/16% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on December 31, 2006.

In December 1998 FCC borrowed $500,000 to facilitate an additional prepayment of principal on its subordinated 10-year debt. The note bears interest at the rate of 7.50%, with interest payments due quarterly and principal due upon maturity of the notes, which has been extended to March 31, 2004.

Scheduled principal reductions on the Company's total outstanding debt for the next five years is as follows:

                              Year                                    Amount
                              ----                                    ------

                              1999                            $           0
                              2000                                        0
                              2001                                        0
                              2002                                  400,000
                              2003                                        0


4.       DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As of September 30, 1999 no options were exercised. At September 30, 1999 and December 31, 1998, the Company held a liability of $1,588,332 and $1,494,520, respectively, relating to this plan. At September 30, 1999, UTG common stock had a market price of $8.125 per share.

The following information applies to deferred compensation plan stock options outstanding at September 30, 1999:

      Number outstanding                                            105,000
      Exercise price                                                 $17.50
      Remaining contractual life                                 1.25 years


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


7.       OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $926,051 and $1,004,084 in interest expense during the first nine months of 1999 and 1998, respectively. The Company paid $516,177 and $10,555 in federal income tax during the first nine months of 1999 and 1998, respectively.


8.       MERGER OF UNITED TRUST, INC. AND UNITED INCOME, INC.

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders. A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999, with shareholders of both companies approving the transaction. UTI issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders, in the merger. Immediately following the merger, United Trust Group, Inc. (UTG), which was then 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at September 30, 1999.


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


Results of Operations
---------------------

(a) Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 17% when comparing the first nine months 1999 to 1998 and 15% comparing third quarter only results. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products are not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

During 1998, the Boards of UG and USA approved a permanent premium reduction on certain of its participating products in force commonly referred to as the initial contract and the presidents plan. The premium reduction was generally 20% with 35% used on initial contract plans of UG with original issue ages less than 56 years old. The dividends were also reduced, and the net effect to the policyholder was a slightly lower net premium. This change became effective with the 1999 policy anniversary. This action was taken by the Boards to ensure these policyholders will be protected in future periods from potential dividend reductions at least to the extent of the permanent premium reduction amount. By reducing the required premium payment, it makes replacement activity by other insurance companies more difficult as ongoing premium payments are compared from the current policy to a potential replacement policy. This premium reduction accounted for approximately 10% of the total premium revenue decline. A corresponding decline is reflected in the policy benefits line item dividends to policyholders.

Net investment income decreased 4% when comparing the first nine months of 1999 to 1998 and 5% comparing third quarter results. The decrease in net investment income is due to the decline of the national prime rate during September and October of 1998. During September and October of 1998, the national prime rate declined three quarters of one percent (.75%). This decline reduced the yields on investments available in the marketplace in which the Company invests primarily fixed maturities. The interest rate environment is improving in 1999. The national prime rate rose a total of one half of one percent (.50%) in July and August of 1999. Changes in the national prime rate may impact net investment income in the future. Approximately 22.2% of the total fixed maturity portfolio will mature within the next year, with another 58.0% maturing in the next two to five years. The Company has recently begun looking at the mortgage loan market for possible investments, due to our affiliation with First Southern Funding and its affiliates ("FSF"). FSF is the largest shareholder of UTG. Our affiliation with FSF provides additional resources in the mortgage loan market. FSF is in the banking industry and has experience and expertise in underwriting commercial and residential mortgage loans. The Company believes it can issue or acquire loans, which will provide attractive yields while maintaining high quality and low risk.

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

(b)  Expenses

Life benefits, net of reinsurance benefits and claims, are 5% lower in 1999 compared to 1998 for the nine months results and 16% lower for the third quarter results. Two events occurred in 1999, which differ from 1998 experience. The decrease in premium revenues from normal policy terminations resulted in lower benefit reserve increases in the current period. Additionally, the premium reduction on certain participating policies resulted in a lower dividend to policyholders expense than in the previous year. See discussion above in premiums and policy fee revenues for a more detailed explanation of this event. Policyholder benefits increased due to an increase in death benefit claims of $531,000 from the prior year nine month period but declined $727,000 from the prior third quarter period. There is no single event that caused the mortality variances. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change determined for the full impact of such change to be realized.

Operating expenses decreased 14% in 1999 compared to 1998 for the nine month period and decreased 12% for the third quarter only period. The decrease in operating expenses is due in part, to a decrease in salaries from staff reduction. In most instances, the workload was absorbed into the remaining workforce. First year sales production has shown a declining trend in the last three years. The Company has tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings. First year production in the first quarter of 1999 resulted in cash received from new sales of only 54% of that received in first quarter 1998, or $560,000 less. With continued declining new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity currently being experienced. As such, in March 1999 seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity. This action resulted in expense savings of approximately $275,000 per year.

Interest expense decreased 15% in 1999 compared to 1998 in the first nine months and decreased 18% for the third quarter only results. In November 1998, the Company's ultimate parent, UTG, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire nonaffiliated debt. Additionally, with the new capital and expectations of future growth, management has formulated a plan to repay the remaining nonaffiliated debt within the next two years. At September 30, 1999, FCC had $15,264,193 in notes payable. Substantially all of the debt of FCC is owed to its parent, UTG. At September 30, 1999, UTG and FCC combined had approximately $3,791,000 of nonaffiliated debt that must eventually be repaid. UTG's primary ability to retire its debt is through FCC debt payments owed to UTG. The Company believes its nonaffiliated debt can be repaid within the next two years through dividends from the subsidiaries, namely dividends to FCC from UG and from expected operating cashflows. During second quarter 1999, UTG and FCC retired $2,715,395 of nonaffiliated debt. This was accomplished through an ordinary dividend from its subsidiary, UG of $2,000,000 and from operating cash available.

The provision for income taxes reflected a significant change from the same periods one-year ago. This is the result of changes in the deferred tax liability. Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. Several of the companies within the group, including the life insurance companies, have federal net operating loss carryforwards for tax purposes for which no deferred tax asset is recognized in the financial statements as an allowance has been established against this asset. In periods in which a portion of the tax loss carryforward is utilized, no deferred tax expense is recorded due to this allowance. The 1998 results utilized a larger portion of the tax loss carryforwards than the 1999 results. Additionally, in 1999, the tax loss carryforwards of some of the companies are fully utilized resulting in the companies becoming taxable.

(c)  Net income

The Company had a first nine month net gain of $166,750 in 1999 compared to $215,152 in 1998, and a third quarter net gain of $670,460 in 1999 compared to $653,733 in 1998. Increased death claim experience and an increase in income tax expense, partially offset by lower interest expense costs from the retirement of nonaffiliated debt, lower operating expenses and lower policy reserve increases, contributed to the difference in earnings.


Financial Condition
-------------------

Total shareholder's equity decreased approximately 3% when comparing September 30, 1999 to December 31, 1998. The unrealized depreciation of investments available for sale resulted in the decline in equity. Most of the investments in the available for sale category are fixed maturity investments acquired in the first half of 1999. With the increase in interest rates in the marketplace in July and August, the market value of these investments declined resulting in the unrealized loss.

Investments represent approximately 68% and 66% of total assets at September 30, 1999 and December 31, 1998, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of

September 30, 1999, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities at the time of acquisition it may sell and classified them as "investments held for sale".
Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in the first nine months of 1999 as available for sale. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in the first nine months of 1999 were U.S. government, government agency or Federal National Mortgage Association ("FNMA") securities.

The Company has recently begun looking at the mortgage loan market for possible investments, due to our affiliation with First Southern Funding and its affiliates ("FSF"). FSF is the largest shareholder of UTG. Our affiliation with FSF provides additional resources in the mortgage loan market. FSF is in the banking industry and has experience and expertise in underwriting commercial and residential mortgage loans. The Company believes it can issue or acquire loans, which will provide attractive yields while maintaining high quality and low risk.

The Company has continued its efforts to significantly reduce and eventually eliminate all nonaffiliated outstanding debt. In second quarter 1999, UTG and FCC paid $2,715,395 in principal on the nonaffiliated debt. The Company may reduce the debt another $1,000,000 to $1,500,000 before year end 1999. The Company expects to achieve this through a dividend from UG of approximately $1,200,000 and from operating cashflows.


Liquidity and Capital Resources
-------------------------------

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 6% and 8% as of September 30, 1999, and December 31, 1998, respectively. Fixed maturities as a percentage of total invested assets were 81% and 82% as of September 30, 1999 and December 31, 1998, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in the first nine months of 1999 as available for sale. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in the first nine months of 1999 were U.S. government, government agency or Federal National Mortgage Association ("FNMA") securities. By increasing the amount of investments carried in the available for sale category, the Company can invest a larger percentage of its cash and cash equivalent holdings in long-term investments.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the surrender of a policy.

Net cash provided by (used in) operating activities was $(1,401,277) and $1,538,677 in 1999 and 1998, respectively. The change between periods is due to the decline in premium revenues and an increase in death benefits. The net cash provided by (used in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $893,302 in 1999 and $3,715,218 in 1998. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Net cash provided by (used in) investing activities was $(5,032,904) and $8,856,909 for 1999 and 1998, respectively. In 1999, the Company used cash to acquire long-term investments. The Company acquired fixed maturities and mortgage loans. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 67% and 83% of the total cost of investments acquired in 1999 and 1998, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $112,192 and $1,918,290 for 1999 and 1998, respectively. Policyholder contract deposits decreased 9% in 1999 compared to 1998. Policyholder contract withdrawals decreased 12% in 1999 compared to 1998. During first quarter of 1999, the Company had a large annuity contract surrender of approximately $400,000. Exclusive of this single policy surrender, policyholder withdrawals were 16% less than the previous year.

At September 30, 1999, the Company had a total of $15,264,193 in long-term debt outstanding. The long-term debt consists of $15,239,193 of affiliated notes payable and $25,000 of nonaffiliated notes payable. The notes payable consist of both fixed rate and variable rate notes. The average interest rate for fixed rate notes is 8.02% and variable rate notes is 8.93%. FCC services this debt through existing cash balances and management fees received from the insurance subsidiaries. FCC is further able to service this debt through dividends it may receive from UG. Please refer to the Notes to the Financial Statements for a complete description of the debt structure.

During second quarter 1999 the Company prepaid its senior debt with a $75,000 principal payment. The remaining balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

During second quarter, 1999, the Company prepaid $2,030,800 of its affiliated subordinated debt. The prepayment extinguished all of the ten-year subordinated notes, all of the twenty-year subordinated notes with an interest rate of 8.75% and $98,771 of the 8.5% twenty-year notes.

Following the merger of UTI and UII on July 26, 1999 and subsequent liquidation of UTG and name change of UTI to UTG, all affiliated notes payable of FCC are due to its parent, UTG.

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and affiliates and its earnings received on invested assets and cash balances. At September 30, 1999, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1998, UG had a statutory gain from operations of $3,266,000. At December 31, 1998, UG's statutory capital and surplus amounted to $15,281,000. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. UG has paid $2,000,000 in dividends through September 30, 1999 to FCC. On October 1, 1999, UG paid an additional dividend of $1,266,000.

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

As of September 30, 1999 the Company has a total of $49,624,002 of cash and cash equivalents, short-term investments and investments held for sale in comparison to $15,264,193 of notes payable. Management believes the overall sources of liquidity available will be sufficient to satisfy its financial obligations.


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


Merger of United Trust, Inc. and United Income, Inc.
----------------------------------------------------

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders. A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999, with shareholders of both companies approving the transaction. UTI issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, exclusive of any dissenter shareholders, in the merger. Immediately following the merger, United Trust Group, Inc. (UTG), which was now 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc.


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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates, which affect the market prices of its fixed maturities available for sale and its variable rate debt outstanding. The Company's exposure to equity prices and foreign currency exchange rates is immaterial.

Interest rate risk

The Company could experience economic losses if it were required to liquidate fixed income securities available for sale during periods of rising and/or volatile interest rates. The Company attempts to mitigate its exposure to adverse interest rate movements through a staggering of the maturities of its fixed maturity investments and through maintaining cash and other short-term investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations.

Tabular presentation

The following table provides information about the Company's long term debt that is sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by; expected maturity dates. The Company has no derivative financial instruments or interest rate swap contracts.


                                               September 30, 1999
------------------------------------------------------------------------------------------------------------------
                                             Expected maturity date

                      1999       2000       2001        2002       2003    Thereafter      Total      Fair value
Long term debt
  Fixed rate                0          0          0            0        0    6,539,193    6,539,193     6,282,438
  Avg. int. rate            0          0          0            0        0        8.02%        8.02%
  Variable rate             0          0          0      400,000        0    8,325,000    8,725,000     8,725,000
  Avg. int. rate            0          0          0        9.25%        0        8.92%        8.93%

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

Merger of United Trust, Inc. and United Income, Inc.
----------------------------------------------------

On March 25, 1997, the Board of Directors of UTI and UII voted to recommend to the shareholders a merger of the two companies. Under the Plan of Merger, UTI would be the surviving entity with UTI issuing one share of its stock for each share held by UII shareholders. A vote of the shareholders of UTI and UII regarding the proposed merger occurred on July 26, 1999 at a special shareholder meeting, with shareholders of both companies approving the transaction. Immediately following the merger, United Trust Group, Inc. (UTG), which was now 100% owned by UTI, was liquidated and UTI changed its name to United Trust Group, Inc.

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



                         FIRST COMMONWEALTH CORPORATION
                         ------------------------------
                                  (Registrant)










Date:   November 8, 1999              By  /s/ James E. Melville
------------------------                  ---------------------

                                          James E. Melville
                                          President, Chief Operating Officer
                                             and Director








Date:   November 8, 1999              By  /s/ Theodore C. Miller
------------------------                  ----------------------

                                          Theodore C. Miller
                                          Senior Vice President
                                             and Chief Financial Officer