Form 10-Q
period 2000-03-31
FIRST COMMONWEALTH CORP
filed 2000-05-12
CIK 200776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000
                               --------------

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of April 30, 2000, was 54,533.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999....3

     Consolidated Statements of Operations for the three months ended
       March 31, 2000 and 1999.................................................4

     Consolidated Statement of Shareholders' Equity for the Period ended
       March 31, 2000..........................................................5

     Consolidated Statements of Cash Flows for the three months ended
       March 31, 2000 and 1999.................................................6

     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
   AND RESULTS OF OPERATIONS..................................................12

   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........16

PART II.   OTHER INFORMATION..................................................17

   ITEM 1.  LEGAL PROCEEDINGS.................................................17


   ITEM 2.  CHANGE IN SECURITIES..............................................17

   ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...................................17

   ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............17

   ITEM 5.  OTHER INFORMATION.................................................17

   ITEM 6.  EXHIBITS..........................................................17

SIGNATURES....................................................................18

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

-------------------------------------------------------------------------------------------------------


                                                                        March 31,        December 31,
    ASSETS                                                                 2000              1999
                                                                      ---------------   ---------------
Investments:
Fixed maturities at amortized cost
    (market $134,928,802  and $142,675,019)                        $     137,699,512 $     144,751,111
Investments held for sale:
Fixed maturities, at market
    (cost $50,288,127 and $31,415,026)                                    48,823,892        30,191,357
Equity securities, at market
    (cost $ 2,886,315 and $2,886,315)                                      3,159,628         2,165,556
Mortgage loans on real estate at amortized cost                           13,751,254        15,483,772
Investment real estate, at cost,
   net of accumulated depreciation                                         6,131,392         6,255,569
Real estate acquired in satisfaction of debt                                       0         1,550,000
Policy loans                                                              13,852,684        14,151,113
Other long-term investments                                                1,040,066           906,278
Short-term investments                                                     2,106,062         2,200,000
                                                                      ---------------   ---------------
                                                                         226,564,490       217,654,756

Cash and cash equivalents                                                 13,554,098        19,767,463
Investment in parent                                                         350,000           350,000
receivable from affiliate, net                                               128,387           154,618
Accrued investment income                                                  3,347,242         3,418,299
Reinsurance receivables:
Future policy benefits                                                    35,825,603        36,117,010
Policy claims and other benefits                                           3,943,154         3,806,382
Cost of insurance acquired                                                16,264,158        16,555,596
Deferred policy acquisition costs                                          9,202,026         9,777,536
Costs in excess of net assets purchased,
net of accumulated amortization                                            8,048,262         8,152,229
Income taxes receivable:
Current                                                                      402,452           422,816
Deferred                                                                   1,299,959         1,029,986
Property and equipment,
   net of accumulated depreciation                                         2,764,219         2,814,601
Other assets                                                                 765,534           853,731
                                                                      ---------------   ---------------
Total assets                                                       $     322,459,584 $     320,875,023
                                                                      ===============   ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                             $     252,237,483 $     252,490,695
Policy claims and benefits payable                                         2,516,467         2,773,309
Other policyholder funds                                                   1,599,643         1,627,341
Dividend and endowment accumulations                                      14,020,881        14,269,574
Notes payable                                                             14,864,193        14,864,193
Other liabilities                                                          6,215,918         4,204,410
                                                                      ---------------   ---------------
Total liabilities                                                        291,454,585       290,229,522
                                                                      ---------------   ---------------
Minority interests in consolidated subsidiaries                            1,474,004         1,485,165
                                                                      ---------------   ---------------

Shareholders' equity: Common stock - $1 par value per share.
Authorized 62,500 shares - 54,538 shares issued after
deducting treasury shares of 947                                              54,538            54,538
Additional paid-in capital                                                51,875,721        51,875,721
Accumulated deficit                                                      (21,225,597)      (20,854,588)
Accumulated other comprehensive income                                    (1,173,667)       (1,915,335)
                                                                      ---------------   ---------------
Total shareholders' equity                                                29,530,995        29,160,336
                                                                      ---------------   ---------------
Total liabilities and shareholders' equity                         $     322,459,584 $     320,875,023
                                                                      ===============   ===============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

--------------------------------------------------------------------------------------------------------------

                                                                             Three Months Ended
                                                                       March 31,            March 31,
                                                                          2000                 1999
                                                                    -----------------    -----------------
Revenues:

Premiums and policy fees                                         $         6,227,229  $         7,047,130
Reinsurance premiums and policy fees                                        (890,081)          (1,039,619)
Net investment income                                                      4,224,386            3,633,479
Realized investment gains and (losses), net                                  224,681               16,343
Other income                                                                  32,385               28,676
                                                                    -----------------    -----------------
                                                                           9,818,600            9,686,009

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                                       6,541,376            6,486,421
Reinsurance benefits and claims                                             (906,102)            (995,505)
Annuity                                                                      296,949              345,578
Dividends to policyholders                                                   269,720              356,979
Commissions and amortization of deferred
policy acquisition costs                                                     948,432            1,141,360
Amortization of cost of insurance acquired                                   291,438              235,191
Operating expenses                                                         2,685,721            2,039,613
Interest expense                                                             330,002              356,722
                                                                    -----------------    -----------------
                                                                          10,457,536            9,966,359

Loss before income taxes and minority interest                              (638,936)            (280,350)

Income tax credit                                                            249,609              154,018
Minority interest in (income) loss of
consolidated subsidiaries                                                     18,318              (22,262)

                                                                    -----------------    -----------------
Net loss                                                         $          (371,009) $          (148,594)
                                                                    =================    =================

Basic (loss) on earnings per share from continuing
   operations and net income                                     $             (6.80) $             (2.72)
                                                                    =================    =================

Diluted (loss) on earnings per share from continuing
operations and net income                                        $             (6.80) $             (2.72)
                                                                    =================    =================

Basic weighted average shares outstanding                                     54,538               54,539
                                                                    =================    =================

Diluted weighted average shares outstanding                                   54,538               54,539
                                                                    =================    =================

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                       For the Period ended March 31,2000

------------------------------------------------------------------------------------------------------------------------



Common stock
  Balance, beginning of year                                 $            54,538
  Issued during year                                                           0
  Purchase treasury shares                                                     0
                                                               ------------------
  Balance, end of period                                                  54,538
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          51,875,721
  Issued during year                                                           0
  Purchase treasury shares                                                     0
                                                               ------------------
  Balance, end of period                                              51,875,721
                                                               ------------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                                         (20,854,588)
  Net loss                                                              (371,009)      $          (371,009)
                                                               ------------------        ------------------
  Balance, end of period                                             (21,225,597)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                          (1,915,335)
  Other comprehensive income
     Unrealized appreciation on securities                               741,668                   741,668
                                                               ------------------        ------------------
  Comprehensive income                                                                 $           370,659
                                                                                         ==================
  Balance, end of period                                              (1,173,667)
                                                               ------------------

Total shareholder's equity, end of period                    $        29,530,995
                                                               ==================











                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

---------------------------------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                            March 31,        March 31,
                                                                              2000             1999
                                                                          --------------   --------------
Increase  (decrease)  in cash and cash  equivalents
Cash flows from operating activities:

Net loss                                                               $       (371,009)$       (148,594)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities net of changes in assets and
liabilities resulting from the sales and purchases of subsidiaries:
Amortization/accretion of fixed maturities                                       62,209          131,525
Realized investment (gains) losses, net                                        (224,681)         (16,343)
Policy acquisition costs deferred                                              (117,000)        (165,000)
Amortization of deferred policy acquisition costs                               692,510          807,663
Amortization of cost of insurance acquired                                      291,438          235,191
Amortization of costs in excess of net
  assets purchased                                                              100,916          110,916
Depreciation                                                                    113,920          125,519
Minority interest                                                               (18,318)          22,262
Change in accrued investment income                                              71,057          (66,366)
Change in reinsurance receivables                                               154,635           47,631
Change in policy liabilities and accruals                                      (643,718)        (902,899)
Charges for mortality and administration of
  universal life and annuity products                                        (2,636,712)      (2,704,943)
Interest credited to account balances                                         1,573,793        1,717,828
Change in income taxes payable                                                 (249,609)        (170,492)
Change in indebtedness (to) from affiliates, net                                 26,231         (179,064)
Change in other assets and liabilities, net                                   2,099,930           67,895
                                                                          --------------   --------------
Net cash provided by (used in) operating activities                             925,592       (1,087,271)

Cash  flows  from  investing  activities:
Proceeds  from  investments  sold and matured:
Fixed maturities held for sale                                                        0          630,000
Fixed maturities sold                                                                 0                0
Fixed maturities matured                                                      7,023,517        7,444,589
Mortgage loans                                                                1,812,518        1,623,458
Real estate                                                                   1,897,742           75,616
Policy loans                                                                    848,313          849,532
Other long-term investments                                                      66,212                0
Short-term                                                                      160,000          241,800
                                                                          --------------   --------------
Total proceeds from investments sold and matured                             11,808,302       10,864,995
Cost of investments acquired:
Fixed maturities held for sale                                              (18,858,793)     (10,572,284)
Fixed maturities                                                                      0                0
Equity securities                                                                     0         (161,256)
Mortgage loans                                                                  (80,000)      (1,944,280)
Real estate                                                                     (74,116)        (308,615)
Policy loans                                                                   (549,884)        (796,109)
Other long-term investments                                                    (200,000)               0
Short-term                                                                      (66,062)      (1,500,192)
                                                                          --------------   --------------
Total cost of investments acquired                                          (19,828,855)     (15,282,736)
Purchase of property and equipment                                              (36,968)         (48,545)
                                                                          --------------   --------------
Net cash used in investing activities                                        (8,057,521)      (4,466,286)

Cash flows from financing activities:
Policyholder contract deposits                                                3,608,133        4,160,118
Policyholder contract withdrawals                                            (2,687,941)      (3,375,231)
Purchase of stock of affiliates                                                  (1,628)               0
                                                                          --------------   --------------
Net cash provided by financing activities                                       918,564          784,887
                                                                          --------------   --------------

Net decrease in cash and cash equivalents                                    (6,213,365)      (4,768,670)
Cash and cash equivalents at beginning of period                             19,767,463       25,752,842
                                                                          --------------   --------------
Cash and cash equivalents at end of period                             $     13,554,098 $     20,984,172
                                                                          ==============   ==============

                            See accompanying notes.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


1.     BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by First Commonwealth Corporation ("FCC") and its consolidated subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company's future financial condition.

At March 31, 2000, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

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

2.     INVESTMENTS

As of March 31, 2000, fixed maturities and fixed maturities held for sale represented 82% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of March 31, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.     NOTES PAYABLE

At both March 31, 2000 and December 31, 1999, the Company had $14,864,193 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                                 03/31/00        12/31/99
                                               -------------   -------------
Nonaffiliated senior debt                    $       25,000 $        25,000
Affiliated subordinated 20 yr. Notes              3,431,094       3,431,094
Other affiliated notes payable                   11,408,099      11,408,099
                                               -------------   -------------
                                             $   14,864,193 $    14,864,193
                                               =============   =============


A.  Nonaffiliated senior debt

The senior debt is through National City Bank and is subject to a credit agreement. The debt bears interest at a rate equal to the "base rate" plus nine-sixteenths of one percent. The Base rate is defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its "base lending rate." The base rate at March 31, 2000 was 9.00%. Interest is paid quarterly. The principal balance of $25,000 will be payable on or before the debt maturity date of May 8, 2005, and is being maintained to keep the Company's credit relationship with National City Bank in place.

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


B.  Affiliated subordinated debt

The 20-year notes are payable to the Company's ultimate parent UTG, and bear interest at the rate of 8 1/2% per annum payable semi-annually, with a lump sum principal payment due June 16, 2012.

C.  Other affiliated notes payable

All other affiliated notes payable of FCC are due to its parent, UTG.

In December 1993 and May 1995 FCC borrowed $700,000 and $300,000, respectively. Both notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006.

In November 1997, FCC borrowed $1,000,000 to facilitate the prepayment of a May 1998 principal payment due on the senior debt. The note bears interest at the rate of 1% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on November 8, 2006.

In November 1998, FCC borrowed $2,608,099 to facilitate a prepayment of principal on its former subordinated 10-year debt. The note bears interest at the rate of 7.50%, with interest payments due quarterly and principal due upon maturity of the note on December 31, 2005. In addition, FCC borrowed $6,300,000 to facilitate the prepayment of principal on the senior debt. This note bears interest at the rate of 9/16% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on December 31, 2006.

In December 1998, FCC borrowed $500,000 to facilitate an additional prepayment of principal on its former subordinated 10-year debt. The note bears interest at the rate of 7.50%, with interest payments due quarterly and principal due upon maturity of the note, on March 31, 2004.

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


4.     DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As Of March 31, 2000, no options were exercised. In the first quarter of 2000, the Company paid deferred compensation owed to four officers totalling $840,000. At March 31, 2000 and December 31, 1999, the Company held a liability of $443,399 and $1,283,399, respectively, relating to this plan. At March 31, 2000, UTG common stock had a market price of $8.125 per share.

The following information applies to deferred compensation plan stock options outstanding at March 31, 2000:

      Number outstanding                                       105,000
      Exercise price                                            $17.50
      Remaining contractual life                              3/4 year

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


7.     OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $255,325 and $244,928 in interest expense during the first quarter of 2000 and 1999, respectively. The Company paid $0 and $16,474 in federal income tax during the first quarter of 2000 and 1999, respectively.


8.     CONCENTRATION OF CREDIT RISK

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

9.     ACCOUNTING AND LEGAL DEVELOPMENTS

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

10.    RESIGNATION OF BOARD CHAIRMAN

The Boards of Directors of United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer effective March 27, 2000.

Mr. Jesse T. Correll was appointed as Chairman of the Board of Directors and Chief Executive Officer of each of the companies. Mr. Correll has assumed this role for no compensation.

Mr. Correll is Chairman of the Board of Directors and President of First Southern Funding, LLC and First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC. First Southern Bancorp, Inc. owns First Southern National Bank, which operates out of 14 locations in central Kentucky. Mr. Correll is United Trust Group, Inc.'s largest shareholder through his ownership control of First Southern Funding, LLC and its affiliates.

Mr. Ryherd has 28 months remaining on an employment contract with the Company at the end of March 2000. No settlement or resolution among the parties involved has been reached as to the remaining period of Mr. Ryherd's contract. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at March 31, 2000.

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


Results of Operations
---------------------


(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 11% when comparing 2000 to 1999. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Net investment income increased 16% when comparing 2000 to 1999. During first quarter of 2000, the Company received $552,000 in investment earnings from a joint venture real estate development project which is in its latter stages. The Company expects to receive a small amount of income from this property's final disposition. The earnings from this activity represent approximately 15% of the increase in investment income from the previous period.

The national prime rate is 1.25% higher in first quarter 2000 than it was in first quarter 1999. This results in higher earnings on short-term funds as well as on longer-term investments acquired. In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates ("FSF"), which includes a bank. FSF has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one-half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.


(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, are comparable in 2000 to 1999. Death benefit claims were $223,000 less than the prior period. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. Increases in reserves on interest sensitive business in force is lower than the previous year due to the reduction in interest crediting rates approved by the Board of Directors of the respective insurance subsidiaries in March of 1999. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating expenses increased 32% in 2000 compared to 1999. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ryherd has 28 months remaining on an employment contract with the Company at the end of March 2000. No settlement or resolution among the parties involved has been reached as to the remaining period of Mr. Ryherd's contract. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract. Additionally, the Company accrued $73,500 in expenses in the first quarter 2000 related to severance costs from the termination of two employees. Exclusive of the above accruals, operating expenses declined 18% from the prior year primarily as the result of lower salary and related employee costs. In March of 1999, the Company determined it could no longer continue to support its fixed costs relating to new business in light of the declining new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity then being experienced. As such, in March 1999, seven employees of the Company (approximately 8% of the total staff), were terminated due to lack of business activity. In the fourth quarter of 1999, the Company transferred the policy administration functions of its insurance subsidiary APPL from Huntington WV to its Springfield, IL location. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries.

Interest expense decreased 7% in 2000 compared to 1999. During 1998 and 1999, FCC was able to replace much of its outside debt through intercompany borrowings from UTG. This provides the Company with increased flexibility when it comes to repayment options. At December 31, 1999, FCC had $25,000 of outside debt remaining. This debt is anticipated to be repaid during second quarter of 2000. At March 31, 2000, UTG had $5,892,969 of outside debt of its own. UTG is reliant on cashflows from FCC through the servicing of the intercompany debt to service the outside debt. Management believes the overall sources of cashflows available to FCC will be more than sufficient to service this debt.

(c)  Net income

The Company had a net loss of $(371,009) in 2000 compared to $(148,594) in 1999. Expense accruals relating to the employment agreement of Mr. Ryherd and severance of terminated employees resulted in the decline in net income from the previous year, which was partially offset by increased investment earnings relating to the Company's joint venture real estate development project.

Financial Condition
-------------------

The financial condition of the Company has changed very little since December 31,1999. Total shareholder's equity decreased approximately $371,000 as of March 31, 2000 compared to December 31, 1999.

Investments represent approximately 70% and 68% of total assets at March 31, 2000 and December 31, 1999, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in high quality low risk investments.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of March 31, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired since the first quarter of 1999 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity.

Liquidity and Capital Resources
-------------------------------

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4% and 6% as of March 31, 2000, and December 31, 1999, respectively. Fixed maturities as a percentage of total invested assets were 82% and 80% as of March 31, 2000 and December 31, 1999, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company's investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company's investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale.

Many of the Company's products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company's unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was $925,592 and $(1,087,271) in 2000 and 1999, respectively. The net cash provided by (used in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $1,845,784 in 2000 and $(302,384) in 1999. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $(8,057,521) and $(4,466,286), for 2000 and 1999, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 95% and 69% of the total cost of investments acquired in 2000 and 1999, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing activities was $918,564 and $784,887 for 2000 and 1999, respectively. Policyholder contract deposits decreased 13% in 2000 compared to 1999. Policyholder contract withdrawals decreased 20% in 2000 compared to 1999. During first quarter of 1999, the Company had an unusually large annuity contract surrender of approximately $400,000.

At March 31, 2000, the Company had a total of $14,864,193 in long-term debt outstanding. The Company continues its plan to eliminate its outside debt. During second quarter 2000, the Company anticipates repaying $1,500,000 to $2,000,000 of its debt.

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and affiliates and its earnings received on invested assets and cash balances. At March 31, 2000, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1999, UG had a statutory gain from operations of $3,535,018. At December 31, 1999, UG's statutory capital and surplus amounted to $15,022,234. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. UG paid an ordinary dividend of $2,000,000 to FCC on May 2, 2000.

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


Accounting and Legal Developments
---------------------------------

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 is not expected to have a material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

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

                                                 March 31, 2000
                                             Expected maturity date
                      2000       2001       2002       2003       2004     Thereafter      Total      Fair value
Long term debt
  Fixed rate                0          0          0         0     500,000    6,039,193    6,539,193     5,956,307
  Avg. int. rate            0          0          0         0        7.5%        8.07%        8.02%
  Variable rate             0          0          0         0           0    8,325,000    8,325,000     8,325,000
  Avg. int. rate            0          0          0         0           0        9.67%        9.67%

                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE


ITEM 5.  OTHER INFORMATION.

NONE


ITEM 6.  EXHIBITS


The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company's Form 10-K for the year ended December 31, 1999.

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










Date:   May 10, 2000                    By  /s/ James E. Melville
--------------------                    -------------------------
                                            James E. Melville
                                            President, Chief Operating Officer
                                               and Director








Date:   May 10, 2000                    By  /s/ Theodore C. Miller
--------------------                    --------------------------
                                            Theodore C. Miller
                                            Senior Vice President
                                               and Chief Financial Officer