Form 10-Q
period 2000-06-30
FIRST COMMONWEALTH CORP
filed 2000-08-09
CIK 200776

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000
                               -------------

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



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares outstanding of the registrant's common stock as of July 31, 2000, were 54,471.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                 (The "Company")



                                TABLE OF CONTENTS


Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3
     Consolidated Balance Sheets as of
      June 30, 2000 and December 31, 1999......................................3
     Consolidated Statements of Operations for the
      six and three months ended June 30, 2000 and 1999........................4
     Consolidated Statement of Changes in Shareholders' Equity
      for the six months ended June 30, 2000...................................5
     Consolidated Statements of Cash Flows for the
      six months ended June 30, 2000 and 1999..................................6
     Notes to Consolidated Financial Statements................................7
   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................12
   ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........16

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

SIGNATURES....................................................................18

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements
                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
                           Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                         June 30,        December 31,
    ASSETS                                                                 2000              1999
                                                                      ---------------   ---------------
Investments:
Fixed maturities at amortized cost
    (market $126,211,407 and $142,675,019)                         $     128,658,923 $     144,751,111
Investments held for sale:
Fixed maturities, at market
    (cost $50,327,514 and $31,415,026)                                    49,025,083        30,191,357
Equity securities, at market
    (cost $3,454,076 and $2,886,315)                                       3,089,777         2,165,556
Mortgage loans on real estate at amortized cost                           20,023,012        15,483,772
Investment real estate, at cost,
   net of accumulated depreciation                                         5,761,895         6,255,569
Real estate acquired in satisfaction of debt                                       0         1,550,000
Policy loans                                                              14,205,575        14,151,113
Other long-term investments                                                2,115,782           906,278
Short-term investments                                                       200,000         2,200,000
                                                                      ---------------   ---------------

                                                                         223,080,047       217,654,756

Cash and cash equivalents                                                 12,564,350        19,767,463
Investment in parent                                                         350,000           350,000
Receivable from affiliate, net                                               129,374           154,618
Accrued investment income                                                  3,546,356         3,418,299
Reinsurance receivables:
Future policy benefits                                                    35,533,140        36,117,010
Policy claims and other benefits                                           3,760,834         3,806,382
Cost of insurance acquired                                                15,973,472        16,555,596
Deferred policy acquisition costs                                          8,806,516         9,777,536
Costs in excess of net assets purchased,
net of accumulated amortization                                            7,893,123         8,152,229
Income taxes receivable:
Current                                                                      356,637           422,816
Deferred                                                                   1,112,945         1,029,986
Property and equipment,
   net of accumulated depreciation                                         2,691,691         2,814,601
Other assets                                                                 535,267           853,731
                                                                      ---------------   ---------------

Total assets                                                       $     316,333,752 $     320,875,023
                                                                      ===============   ===============

        LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
Future policy benefits                                             $     250,813,711 $     252,490,695
Policy claims and benefits payable                                         2,671,229         2,773,309
Other policyholder funds                                                   1,527,516         1,627,341
Dividend and endowment accumulations                                      13,809,367        14,269,574
Notes payable                                                             12,839,193        14,864,193
Other liabilities                                                          3,674,104         4,204,410
                                                                      ---------------   ---------------

Total liabilities                                                        285,335,120       290,229,522
                                                                      ---------------   ---------------

Minority interests in consolidated subsidiaries                            1,377,742         1,485,165
                                                                      ---------------   ---------------

Shareholders' equity: Common stock - $1 par value per share.
Authorized 62,500 shares - 54,502 and 54,538 issued after
deducting treasury shares of 983 and 947                                      54,502            54,538
Additional paid-in capital                                                51,872,157        51,875,721
Accumulated deficit                                                      (20,664,476)      (20,854,588)
Accumulated other comprehensive income                                    (1,641,293)       (1,915,335)
                                                                      ---------------   ---------------

Total shareholders' equity                                                29,620,890        29,160,336
                                                                      ---------------   ---------------

Total liabilities and shareholders' equity                         $     316,333,752 $     320,875,023
                                                                      ===============   ===============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Operations
-------------------------------------------------------------------------------

                                                                    Three Months Ended                    Six Months Ended
                                                                June 30,          June 30,           June 30,          June 30,
                                                                  2000              1999               2000              1999
                                                             ---------------   ---------------    ---------------   ---------------

Revenues:

Premiums and policy fees                                  $       5,972,401 $       6,655,438  $      12,199,630 $      13,702,568
Reinsurance premiums and policy fees                               (770,816)         (950,168)        (1,660,897)       (1,989,787)
Net investment income                                             3,939,681         3,592,440          8,164,067         7,225,919
Realized investment gains and (losses), net                          15,358          (355,998)           240,039          (339,655)
Other income                                                         29,908            87,573             62,293           116,249
                                                             ---------------   ---------------    ---------------   ---------------

                                                                  9,186,532         9,029,285         19,005,132        18,715,294

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                              5,697,952         5,799,094         12,239,328        12,285,515
Reinsurance benefits and claims                                    (678,378)         (487,529)        (1,584,480)       (1,483,034)
Annuity                                                             310,977           355,583            607,926           701,161
Dividends to policyholders                                          250,029           303,685            519,749           660,664
Commissions and amortization of deferred
policy acquisition costs                                            586,250           829,137          1,534,682         1,970,497
Amortization of cost of insurance acquired                          290,686           235,191            582,124           470,382
Operating expenses                                                1,614,768         1,837,828          4,300,489         3,877,441
Interest expense                                                    316,417           324,746            646,419           681,468
                                                             ---------------   ---------------    ---------------   ---------------

                                                                  8,388,701         9,197,735         18,846,237        19,164,094

Income before income taxes, minority interest
and equity in earnings of investees                                 797,831          (168,450)           158,895          (448,800)

Income tax (expense) credit                                        (232,829)         (144,093)            16,780             9,925
Minority interest in (income) loss of
consolidated subsidiaries                                            (3,881)          (42,573)            14,437           (64,835)

                                                             ---------------   ---------------    ---------------   ---------------

Net income (loss)                                         $         561,121 $        (355,116) $         190,112 $        (503,710)
                                                             ===============   ===============    ===============   ===============


Basic earnings per share from continuing
   operations and net income                              $           10.29 $           (6.51) $            3.49 $           (9.24)
                                                             ===============   ===============    ===============   ===============


Diluted earnings per share from continuing
operations and net income                                 $           10.29 $           (6.51) $            3.49 $           (9.24)
                                                             ===============   ===============    ===============   ===============


Basic weighted average shares outstanding                            54,525            54,539             54,531            54,539
                                                             ===============   ===============    ===============   ===============


Diluted weighted average shares outstanding                          54,525            54,539             54,531            54,539
                                                             ===============   ===============    ===============   ===============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                       For the Six Months ended June 30, 2000
--------------------------------------------------------------------------------


Common stock
  Balance, beginning of year                                 $            54,538
  Issued during year                                                           0
  Purchase treasury shares                                                   (36)
                                                               ------------------

  Balance, end of period                                                  54,502
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          51,875,721
  Issued during year                                                           0
  Purchase treasury shares                                                (3,564)
                                                               ------------------

  Balance, end of period                                              51,872,157
                                                               ------------------


Retained earnings (accumulated deficit)
  Balance, beginning of year                                         (20,854,588)
  Net income                                                             190,112       $           190,112
                                                               ------------------        ------------------

  Balance, end of period                                             (20,664,476)
                                                               ------------------


Accumulated other comprehensive income
  Balance, beginning of year                                          (1,915,335)
  Other comprehensive income
     Unrealized appreciation on securities                               274,042                   274,042
                                                               ------------------        ------------------

  Comprehensive income                                                                 $           464,154
                                                                                         ==================

  Balance, end of period                                              (1,641,293)
                                                               ------------------


Total shareholders' equity, end of period                    $        29,620,890
                                                               ==================

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                            June 30,         June 30,
                                                                              2000             1999
                                                                          --------------   --------------
Increase  (decrease)  in cash and cash  equivalents  Cash flows  from  operating activities:
Net loss                                                               $        190,112 $       (503,710)
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization/accretion of fixed maturities                                       98,534          283,021
Realized investment (gains) losses, net                                        (240,039)         339,655
Policy acquisition costs deferred                                              (214,000)        (385,000)
Amortization of deferred policy acquisition costs                             1,185,020        1,422,326
Amortization of cost of insurance acquired                                      582,124          470,382
Amortization of costs in excess of net
  assets purchased                                                              201,832          221,832
Depreciation                                                                    219,579          248,308
Minority interest                                                               (14,437)          64,835
Change in accrued investment income                                            (128,057)         (69,914)
Change in reinsurance receivables                                               629,418          204,056
Change in policy liabilities and accruals                                    (1,339,912)      (1,216,390)
Charges for mortality and administration of
  universal life and annuity products                                        (5,183,335)      (5,399,734)
Interest credited to account balances                                         3,129,102        3,284,367
Change in income taxes payable                                                  (16,780)        (126,988)
Change in indebtedness (to) from affiliates, net                                 25,244         (145,918)
Change in other assets and liabilities, net                                    (211,392)        (513,688)
                                                                          --------------   --------------
Net cash used in operating activities                                        (1,086,987)      (1,822,560)

Cash  flows  from  investing  activities:  Proceeds  from  investments  sold and matured:
Fixed maturities held for sale                                                        0          630,000
Fixed maturities sold                                                                 0                0
Fixed maturities matured                                                     15,990,081       19,420,359
Mortgage loans                                                                2,813,047        3,026,853
Real estate                                                                   2,407,086        2,092,874
Policy loans                                                                  1,445,277        1,636,161
Other long-term investments                                                     840,066                0
Short-term                                                                      235,000          383,780
                                                                          --------------   --------------
Total proceeds from investments sold and matured                             23,730,557       27,190,027
Cost of investments acquired:
Fixed maturities held for sale                                              (18,858,793)     (27,497,142)
Fixed maturities                                                                      0       (1,643,873)
Equity securities                                                              (567,761)        (161,256)
Mortgage loans                                                               (7,352,287)      (2,733,106)
Real estate                                                                    (219,530)        (356,563)
Policy loans                                                                 (1,499,739)      (1,610,128)
Other long-term investments                                                    (133,788)               0
Short-term                                                                     (150,782)      (1,500,000)
                                                                          --------------   --------------
Total cost of investments acquired                                          (28,782,680)     (35,502,068)
Purchase of property and equipment                                              (51,086)        (113,764)
                                                                          --------------   --------------
Net cash used in investing activities                                        (5,103,209)      (8,425,805)
Cash flows from financing activities:
Policyholder contract deposits                                                6,627,480        7,412,179
Policyholder contract withdrawals                                            (5,572,431)      (5,842,154)
Payments of principal on notes payable                                       (2,025,000)      (2,105,800)
Purchase of treasury stock                                                       (3,600)               0
Purchase of stock of affiliates                                                 (39,366)               0
                                                                          --------------   --------------
Net cash used in financing activities                                        (1,012,917)        (535,775)
                                                                          --------------   --------------
Net decrease in cash and cash equivalents                                    (7,203,113)     (10,784,140)
Cash and cash equivalents at beginning of period                             19,767,463       25,752,842
                                                                          --------------   --------------
Cash and cash equivalents at end of period                             $     12,564,350 $     14,968,702
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

At June 30, 2000, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

                              Organizational Chart

United Trust Group, Inc. ("UTG") is the ultimate controlling company. UTG owns 81% of First Commonwealth Corporation ("FCC"), 100% of Roosevelt Equity Corporation ("REC") and 100% of North Plaza of Somerset, Inc. ("NORTH PLAZA"). FCC owns 100% of Universal Guaranty Life Insurance Company ("UG"). UG owns 87% of Appalachian Life Insurance Company ("APPL") and APPL owns 100% of Abraham Lincoln Insurance Company ("ABE").

2.     INVESTMENTS

As of June 30, 2000, fixed maturities and fixed maturities held for sale represented 80% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies' investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called "junk bonds" or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of June 30, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.


3.     Notes Payable

At June 30, 2000 and December 31, 1999, the Company had $12,839,193 and $14,864,193 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                                 06/30/00        12/31/99
                                               -------------   -------------
Nonaffiliated senior debt                    $            0 $        25,000
Affiliated subordinated 20 yr. Notes              3,431,094       3,431,094
Other affiliated notes payable                    9,408,099      11,408,099
                                               -------------   -------------
                                               -------------   -------------
                                             $   12,839,193 $    14,864,193
                                               =============   =============


A.  Affiliated subordinated debt

The 20-year notes are payable to the Company's ultimate parent UTG, and bear interest at the rate of 8 1/2% per annum payable semi-annually, with a lump sum principal payment due June 16, 2012.

B.  Other affiliated notes payable

All other affiliated notes payable of FCC is due to its parent, UTG.

In December 1993 and May 1995 FCC borrowed $700,000 and $300,000, respectively. Both notes bear interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate. Interest is payable quarterly with principal due at maturity on May 8, 2006.

In November 1997, FCC borrowed $1,000,000 to facilitate the prepayment of a May 1998 principal payment due on the senior debt. The note bears interest at the rate of 1% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on November 8, 2006. In June 2000, FCC repaid $500,000 of this debt.

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

There are no scheduled principal reductions on the Company's debt during the next five years.

4.     DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As Of June 30, 2000, no options were exercised. During 2000, the Company paid deferred compensation owed totaling $1,166,400. At June 30, 2000 and December 31, 1999, the Company held a liability of $116,999 and $1,283,399, respectively, relating to this plan. At June 30, 2000, UTG common stock had a market price of $6.375 per share.

The following information applies to deferred compensation plan stock options outstanding at June 30, 2000:

      Number outstanding                                     105,000
      Exercise price                                          $17.50
      Remaining contractual life                            1/2 year


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

The State of Florida began an investigation of industrial life insurance policies in the fall of 1999 regarding policies with race-based premiums. This investigation has quickly spread to other states and to other types of small face amount policies and was expanded to consider the fairness of premiums for all small policies including policies which did not have race-based premiums. The NAIC historically has defined a "small face amount policy" as one with a face amount of $15,000 or less. Under current reviews, some states have increased this amount to policies of $25,000 or less. These states are attempting to force insurers to refund "excess premiums" to insureds or beneficiaries of insureds based on the recent American General settlement. This issue has become very complex and may become a political "hot potato". The Company's insurance subsidiaries have no race-based premium products, but do have policies with face amounts under the above-scrutinized limitations. The outcome of this issue could be dramatic on the insurance industry as a whole as well as the Company itself. The Company will continue to monitor developments regarding this matter to determine to what extent, if any, the Company may be exposed.

Congress recently passed the Gramm-Leach-Bliley Financial Services Modernization Act, which requires financial institutions, including all insurers, to take certain steps to enhance privacy protections of nonpublic personal information for consumers. The new law is one of the most sweeping systems of privacy protection and regulation ever imposed in our nation's history. It requires financial companies to tell consumers how their financial information is protected, and what a company's financial information sharing practices are, both within a corporate family and with unrelated third parties. Companies must inform their customers of their privacy policies and practices at the start of their business relationship, and then at least once a year for the duration of the relationship. Companies also must disclose the types of information that are shared. The privacy protections under the act become effective November 13, 2000. Financial institutions will have until July 1, 2001, to establish and implement privacy policies. The Company has been monitoring developments regarding this new act and analyzing options and requirements to determine the best method to comply with these new requirements.

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company's liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company's financial position or results of operations.


7.     Other Cash Flow Disclosure

On a cash basis, the Company paid $668,195 and $447,857 in interest expense during the first six months of 2000 and 1999, respectively. The Company paid $0 and $31,474 in federal income tax during the first six months of 2000 and 1999, respectively.


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


9.       ACCOUNTING AND LEGAL DEVELOPMENTS

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 had no material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at June 30, 2000.

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


Results of Operations


(a)  Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 10% when comparing the first six months of 2000 to 1999 and decreased 9% for the second quarter comparison. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles ("GAAP") requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Net investment income increased 13% when comparing the first six months of 2000 to 1999 and increased 10% for the second quarter comparison. During 2000, the Company received $552,000 in the first quarter and $80,000 in the second quarter in investment earnings from a joint venture real estate development project that is in its latter stages. The Company expects to receive a small amount of income from this property's final disposition. The earnings from this activity represent approximately 9% of the increase in investment income from the previous six-month period.

The national prime rate has risen during 2000 and is 1.75% higher at June 30, 2000 than it was at June 30, 1999. This results in higher earnings on short-term funds as well as on longer-term investments acquired. In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates ("FSF"), which includes a bank, First Southern National Bank ("FSNB"). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $7,352,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The Company anticipates continuing to primarily invest in mortgage loans for the short period.

The Company's investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the "Century 2000" universal life insurance product, which currently is the Company's primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one-half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it takes a full year from the time the change is determined for the full impact of such change to be realized.


(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, are comparable in 2000 to 1999. Death benefit claims were $411,000 greater than the prior six month period. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The increase in death benefit claims was offset by lower reserve increases on interest sensitive business in force than the previous year due to the reduction in interest crediting rates approved by the Board of Directors of the respective insurance subsidiaries in March of 1999. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating expenses increased 11% in 2000 compared to 1999 for the first six month period and decreased 12% for the second quarter comparison. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of March 2000. No settlement or resolution among the parties involved has been reached as to the remaining period of Mr. Ryherd's contract. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract. Additionally, the Company accrued $125,000 in expenses in the first quarter 2000 related to severance costs from the termination of three employees. Exclusive of the above accruals, operating expenses declined 11% from the prior year six months primarily as the result of lower salary and related employee costs. In March of 1999, the Company determined it could no longer continue to support its fixed costs relating to new business in light of the declining new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity then being experienced. As such, in March 1999, seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity. In the fourth quarter of 1999, the Company transferred the policy administration functions of its insurance subsidiary APPL from Huntington, West Virginia to its Springfield, Illinois location. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries.

Interest expense decreased 5% in the first six months of 2000 compared to 1999 and decreased 3% for the second quarter results. During 1998 and 1999, FCC was able to replace much of its outside debt through intercompany borrowings from UTG. This provides the Company with increased flexibility when it comes to repayment options. At June 30, 2000, FCC had no outside debt remaining. Of the remaining debt, approximately 53% has a variable interest rate tied to the national prime rate. The national prime rate has been increasing over the past year, resulting in increased interest costs on these loans. During the second quarter of 2000, FCC repaid $2,025,000 of its debt. This was accomplished primarily through a $2,000,000 dividend from its subsidiary, UG. UTG is reliant on cashflows from FCC through the servicing of the intercompany debt to service the outside debt. At June 30, 2000, UTG had $4,377,169 of outside debt of its own. Management believes the overall sources of cashflows available to FCC will be more than sufficient to service this debt.

(c)  Net income

The Company had net income of $190,112 for the first six months of 2000 compared to a net loss of $(503,710) in 1999 and net income of $561,121 for second quarter 2000 compared to a net loss of $(355,116) for second quarter 1999. Increased investment earnings primarily relating to the Company's joint venture real estate development project partially offset by expense accruals relating to the employment agreement of Mr. Ryherd and severance of terminated employees resulted in the improvement in net income from the previous year.


Financial Condition

The financial condition of the Company has changed very little since December 31,1999. Total shareholder's equity increased approximately $461,000 as of June 30, 2000 compared to December 31, 1999.

Investments represent approximately 71% and 68% of total assets at June 30, 2000 and December 31, 1999, respectively. Accordingly, investments are the largest asset group of the Company. The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company's business and investment strategy, the Company generally seeks to invest in high quality low risk investments. During the second quarter of 2000, the Company invested primarily in mortgage loans. These loans were generated through its indirect affiliation with First Southern National Bank ("FSNB"). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $7,352,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. Most of these loans have balloon or maturity dates within three to seven years of issue. At June 30, 2000, mortgage loans represented approximately 8.6% of total invested assets.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or "junk bonds". As of June 30, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity. The Company has identified securities it may sell and classified them as "investments held for sale". Investments held for sale are carried at market, with changes in market value charged directly to shareholders' equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity.


Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies' contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4% and 6% as of June 30, 2000, and December 31, 1999, respectively. Fixed maturities as a percentage of total invested assets were 80% and 80% as of June 30, 2000 and December 31, 1999, respectively.

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

Cash used in operating activities was $(1,086,987) and $(1,822,560) in 2000 and 1999, respectively. The net cash used in operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $(31,938) in 2000 and $(252,535) in 1999. Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash used in investing activities was $(5,103,209) and $(8,425,805), for 2000 and 1999, respectively. The most significant aspect of cash used in investing activities are the fixed maturity transactions. Fixed maturities account for 66% and 82% of the total cost of investments acquired in 2000 and 1999, respectively. The Company has not directed its investable funds to so-called "junk bonds" or derivative investments. During the second quarter of 2000, the Company invested primarily in mortgage loans. These loans were generated through its indirect affiliation with First Southern National Bank ("FSNB"). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $7,352,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. Most of these loans have balloon or maturity dates within three to seven years of issue.

Net cash used in financing activities was $(1,012,917) and $(535,775) for 2000 and 1999, respectively. Policyholder contract deposits decreased 11% in 2000 compared to 1999. Policyholder contract withdrawals decreased 5% in 2000 compared to 1999.

At June 30, 2000, the Company had a total of $12,839,193 in long-term debt outstanding. The Company continues its plan to eliminate its outside debt. During second quarter 2000, the Company repaid $2,025,000 of its debt.

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and affiliates and its earnings received on invested assets and cash balances. At June 30, 2000, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company's insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled.

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


Accounting and Legal Developments

The FASB has issued SFAS 133 entitled, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS 137 was subsequently issued to defer the effective date of SFAS 133 to be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. SFAS 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as a specific type of exposure hedge. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The adoption of SFAS 133 had no material effect on our financial position or results of operations, since the Company has no derivative or hedging type investments.

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


                                                  June 30, 2000
                                             Expected maturity date

                      2000       2001       2002       2003       2004     Thereafter      Total      Fair value
Long term debt
  Fixed rate                0          0          0         0           0    6,039,193    6,039,193     5,357,996
  Avg. int. rate            0          0          0         0           0        8.07%        8.07%
  Variable rate             0          0          0         0           0    6,800,000    6,800,000     6,800,000
  Avg. int. rate            0          0          0         0           0       10.09%       10.09%


                           PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 5, 2000, and the only matter voted on at that meeting was the following:

The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                                 BROKER
         DIRECTOR                FOR           WITHHELD        NON-VOTES

John S. Albin                       48,430                0               0
Randall L. Attkisson                48,428                2               0
John W. Collins                     48,428                2               0
Robert E. Cook                      48,429                1               0
Jesse T. Correll                    48,421                3               6
Ward F. Correll                     48,427                3               0
James E. Melville                   48,393               31               6
Luther C. Miller                    48,397               27               6
Millard V. Oakley                   48,424                0               6
Robert V. O'Keefe                   48,427                3               0
Robert W. Teater                    48,430                0               0



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










Date:   August 9, 2000                    By  /s/ James E. Melville

                                              James E. Melville
                                              President, Chief Operating Officer
                                                 and Director








Date:   August 9, 2000                    By  /s/ Theodore C. Miller

                                              Theodore C. Miller
                                              Senior Vice President
                                                 and Chief Financial Officer