Form 10-Q
period 2000-09-30
FIRST COMMONWEALTH CORP
filed 2000-11-13
CIK 200776

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 AND 15(d)

        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of October 31, 2000, were 54,420.

                           FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                           (The "Company")

                                          TABLE OF CONTENTS

Part 1.   Financial Information.....................................................................3

  ITEM 1.  FINANCIAL STATEMENTS.....................................................................3
    Consolidated Balance Sheets as of September  30, 2000 and December 31, 1999.....................3
    Consolidated Statements of Operations for the nine and three months ended September  30, 2000 and 1999........................................................................................4
    Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September
    30, 2000........................................................................................5

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets
-------------------------------------------------------------------------------------------

                                                              September 30,  December 31,
   ASSETS                                                         2000           1999
                                                              -------------  --------------

Investments:
Fixed maturities at amortized cost
    (market $121,623,013 and $142,675,019)                 $   122,791,215 $   144,751,111
Investments held for sale:
Fixed maturities, at market
    (cost $45,201,070 and $31,415,026)                          44,489,968      30,191,357
Equity securities, at market
    (cost $4,646,370 and $2,886,315)                             4,541,155       2,165,556
Mortgage loans on real estate at amortized cost                 28,585,796      15,483,772
Investment real estate, at cost,
   net of accumulated depreciation                               5,946,220       6,255,569
Real estate acquired in satisfaction of debt                             0       1,550,000
Policy loans                                                    14,011,048      14,151,113
Other long-term investments                                        200,000         906,278
Short-term investments                                           2,168,079       2,200,000
                                                              -------------  --------------
                                                               222,733,481     217,654,756

Cash and cash equivalents                                       13,240,170      19,767,463
Investment in parent                                               350,000         350,000
Receivable from affiliate, net                                     124,215         154,618
Accrued investment income                                        3,151,120       3,418,299
Reinsurance receivables:
Future policy benefits                                          35,256,993      36,117,010
Policy claims and other benefits                                 3,690,022       3,806,382
Cost of insurance acquired                                      15,671,880      16,555,596
Deferred policy acquisition costs                                8,610,006       9,777,536
Costs in excess of net assets purchased,
net of accumulated amortization                                  7,753,165       8,152,229
Income taxes receivable:
Current                                                            398,318         422,816
Deferred                                                           871,906       1,029,986
Property and equipment,
   net of accumulated depreciation                               2,631,400       2,814,601
Other assets                                                       510,390         853,731
                                                              -------------  --------------
 Total assets                                              $   314,993,066 $   320,875,023
                                                              =============  ==============

     LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                     $   249,322,474 $   252,490,695
Policy claims and benefits payable                               2,004,631       2,773,309
Other policyholder funds                                         1,473,318       1,627,341
Dividend and endowment accumulations                            13,583,772      14,269,574
Notes payable                                                   12,839,193      14,864,193
Other liabilities                                                4,026,954       4,204,410
                                                              -------------  --------------
 Total liabilities                                             283,250,342     290,229,522
                                                              -------------  --------------
Minority interests in consolidated subsidiaries                  1,307,573       1,485,165
                                                              -------------  --------------

Shareholders' equity:
Common stock - $1 par value per share.
Authorized 62,500 shares - 54,420 and 54,538 issued after
deducting treasury shares of 1,065 and 947                          54,420          54,538
Additional paid-in capital                                      51,864,039      51,875,721
Accumulated deficit                                            (20,681,290)    (20,854,588)
Accumulated other comprehensive income                            (802,018)     (1,915,335)
                                                              -------------  --------------
Total shareholders' equity                                      30,435,151      29,160,336
                                                              -------------  --------------
Total liabilities and shareholders' equity                 $   314,993,066 $   320,875,023
                                                              =============  ==============
                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended             Nine Months Ended
                                                  September 30,  September 30,   September 30,  September 30,
                                                      2000           1999           2000           1999
                                                  -------------  -------------   ------------   ------------
Revenues:

Premiums and policy fees                        $    5,594,757 $    6,414,356 $   17,794,387 $   20,116,924
Reinsurance premiums and policy fees                (1,124,450)    (1,077,236)    (2,785,347)    (3,067,023)
Net investment income                                3,867,571      3,615,934     12,031,638     10,841,853
Realized investment gains and (losses), net            (20,096)       (44,635)       219,943       (384,290)
Other income                                            31,983         28,499         94,276        144,748
                                                  -------------  -------------   ------------   ------------
                                                     8,349,765      8,936,918     27,354,897     27,652,212

Benefits and other expenses:

Benefits, claims and settlement expenses:
Life                                                 5,566,811      5,854,234     17,806,139     18,139,749
Reinsurance benefits and claims                       (908,201)    (1,358,420)    (2,492,681)    (2,841,454)
Annuity                                                300,267        358,796        908,193      1,059,957
Dividends to policyholders                             247,697        253,155        767,446        913,819
Commissions and amortization of deferred
policy acquisition costs                               347,588        826,863      1,882,270      2,797,360
Amortization of cost of insurance acquired             301,592        236,572        883,716        706,954
Operating expenses                                   2,026,587      1,784,267      6,327,076      5,661,708
Interest expense                                       299,887        329,242        946,306      1,010,710
                                                  -------------  -------------   ------------   ------------
                                                     8,182,228      8,284,709     27,028,465     27,448,803

Income before income taxes, minority interest
and equity in earnings of investees                    167,537        652,209        326,432        203,409

Income tax (expense) credit                           (199,358)        41,024       (182,578)        50,949
Minority interest in (income) loss of
consolidated subsidiaries                               15,007        (22,773)        29,444        (87,608)

                                                  -------------  -------------   ------------   ------------
Net income (loss)                               $      (16,814)$      670,460 $      173,298 $      166,750
                                                  =============  =============   ============   ============

Basic earnings per share from continuing
   operations and net income                    $        (0.31)$        12.29 $         3.18 $         3.06
                                                  =============  =============   ============   ============

Diluted earnings per share from continuing
operations and net income                       $        (0.31)$        12.29 $         3.18 $         3.06
                                                  =============  =============   ============   ============

Basic weighted average shares outstanding               54,469         54,539         54,511         54,539
                                                  =============  =============   ============   ============

Diluted weighted average shares outstanding             54,469         54,539         54,511         54,539
                                                  =============  =============   ============   ============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                  For the nine months ended September 30, 2000
--------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                      $         54,538
  Issued during year                                             0
  Purchase treasury shares                                    (118)
                                                    ---------------
  Balance, end of period                                    54,420
                                                    ---------------

Additional paid-in capital
  Balance, beginning of year                            51,875,721
  Issued during year                                             0
  Purchase treasury shares                                 (11,682)
                                                     ---------------
  Balance, end of period                                51,864,039
                                                     ---------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                           (20,854,588)
  Net income                                               173,298     $        173,298
                                                     ---------------      ---------------
  Balance, end of period                               (20,681,290)
                                                    ---------------

Accumulated other comprehensive income
  Balance, beginning of year                            (1,915,335)
  Other comprehensive income
     Unrealized appreciation on securities               1,113,317            1,113,317
                                                    ---------------      ---------------
  Comprehensive income                                                 $      1,286,615
                                                                         ===============
  Balance, end of period                                  (802,018)
                                                    ---------------

Total shareholders' equity, end of period         $     30,435,151
                                                    ===============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------

                                                                   Nine Months Ended
                                                               September 30, September 30,
                                                                  2000          1999
                                                               ------------  ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net loss                                                    $      173,298 $     166,750
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization/accretion of fixed maturities                         127,536       400,693
Realized investment (gains) losses, net                           (219,943)      384,290
Policy acquisition costs deferred                                 (253,000)     (570,000)
Amortization of deferred policy acquisition costs                1,420,530     2,016,989
Amortization of cost of insurance acquired                         883,716       706,954
Amortization of costs in excess of net
  assets purchased                                                 302,748       331,634
Depreciation                                                       321,289       363,265
Minority interest                                                  (29,444)       87,608
Change in accrued investment income                                267,179       338,832
Change in reinsurance receivables                                  976,377      (172,957)
Change in policy liabilities and accruals                       (2,779,253)   (1,067,742)
Charges for mortality and administration of
  universal life and annuity products                           (7,714,335)   (8,077,001)
Interest credited to account balances                            4,648,099     4,825,505
Change in income taxes payable                                     182,578      (567,126)
Change in indebtedness (to) from affiliates, net                    30,403      (140,133)
Change in other assets and liabilities, net                        166,595      (428,838)
                                                               ------------  ------------
Net cash used in operating activities                           (1,495,627)   (1,401,277)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                                   5,357,593     1,430,000
Fixed maturities sold                                                    0             0
Fixed maturities matured                                        21,813,939    26,259,579
Mortgage loans                                                   3,610,398     5,482,076
Real estate                                                      2,433,706     2,250,413
Policy loans                                                     2,251,846     2,482,926
Other long-term investments                                        906,278             0
Short-term                                                         413,230     1,236,251
                                                               ------------  ------------
Total proceeds from investments sold and matured                36,786,990    39,141,245
Cost of investments acquired:
Fixed maturities held for sale                                 (19,072,012)  (27,623,353)
Fixed maturities                                                         0    (1,643,871)
Equity securities                                               (1,760,054)     (161,256)
Mortgage loans                                                 (16,712,422)  (10,119,365)
Real estate                                                       (469,325)     (526,955)
Policy loans                                                    (2,111,781)   (2,427,574)
Other long-term investments                                       (200,000)            0
Short-term                                                        (381,309)   (1,500,000)
                                                               ------------  ------------
 Total cost of investments acquired                            (40,706,903)  (44,002,374)
Purchase of property and equipment                                 (77,094)     (171,775)
                                                               ------------  ------------
 Net cash used in investing activities                          (3,997,007)   (5,032,904)

Cash flows from financing activities:
Policyholder contract deposits                                   9,783,488    10,967,503
Policyholder contract withdrawals                               (8,714,723)   (8,672,924)
Payments of principal on notes payable                          (2,025,000)   (2,105,800)
Purchase of treasury stock                                         (11,800)         (100)
Purchase of stock of subsidiaries                                  (66,624)      (76,487)
                                                               ------------  ------------
Net cash provided by (used in) financing activities             (1,034,659)      112,192
                                                               ------------  ------------

Net decrease in cash and cash equivalents                       (6,527,293)   (6,321,989)
Cash and cash equivalents at beginning of period                19,767,463    25,752,842
                                                               ------------  ------------
Cash and cash equivalents at end of period                  $   13,240,170 $  19,430,853
                                                               ============  ============

                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying consolidated financial statements have been prepared by First Commonwealth Corporation (“FCC”) and its consolidated subsidiaries (“Company”) pursuant to the rules and regulations of the Securities and Exchange Commission. Although the Company believes the disclosures are adequate to make the information presented not be misleading, it is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto presented in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 1999.

The information furnished reflects, in the opinion of the Company, all adjustments (which include only normal and recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. Operating results for interim periods are not necessarily indicative of operating results to be expected for the year or of the Company’s future financial condition.

At September 30, 2000, the parent, significant subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

United Trust Group, Inc.
(UTG)
100%
81%
100%
North Plaza of
Somerset, Inc.
(NORTH PLAZA)
First Commonwealth
Corporation
(FCC)
Roosevelt Equity
Corporation
(REC)
100%
Universal Guaranty
Life Insurance Company
(UG)
88%
Appalachian Life
Insurance Company
(APPL)
100%
Abraham Lincoln
Insurance Company
(ABE)

2. INVESTMENTS

As of September 30, 2000, fixed maturities and fixed maturities held for sale represented 75% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called “junk bonds” or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. The Company has analyzed its fixed maturity portfolio and reclassified those securities expected to be sold prior to maturity as investments held for sale. The investments held for sale are carried at market value. Management has the intent and ability to hold its fixed maturity portfolio to maturity and as such carries these securities at amortized cost. As of September 30, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity.

3. NOTES PAYABLE

At September 30, 2000 and December 31, 1999, the Company had $12,839,193 and $14,864,193 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                        09/30/00     12/31/99
                                       -----------  -----------
Nonaffiliated senior debt            $          0 $     25,000
Affiliated subordinated 20 yr. Notes    3,431,094    3,431,094
Other affiliated notes payable          9,408,099   11,408,099
                                       -----------  -----------
                                     $ 12,839,193 $ 14,864,193
                                       ===========  ===========

A. Affiliated subordinated debt

The 20-year notes are payable to the Company’s ultimate parent UTG, and bear interest at the rate of 8 1/2% per annum payable semi-annually, with a lump sum principal payment due June 16, 2012.

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

There are no scheduled principal reductions on the Company’s debt during the next five years.

4. DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expires on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. As Of September 30, 2000, no options were exercised. During 2000, the Company paid deferred compensation owed totaling $1,166,400. At September 30, 2000 and December 31, 1999, the Company held a liability of $116,999 and $1,283,399, respectively, relating to this plan. At September 30, 2000, UTG common stock had a market price of $6.25 per share.

The following information applies to deferred compensation plan stock options outstanding at September 30, 2000:

     Number outstanding                                              105,000
     Exercise price                                                   $17.50
     Remaining contractual life                                     1/4 year

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

6. COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances.

Under the insurance guaranty fund laws in most states, insurance companies doing business in a participating state can be assessed up to prescribed limits for policyholder losses incurred by insolvent or failed insurance companies. Although the Company cannot predict the amount of any future assessments, most insurance guaranty fund laws currently provide that an assessment may be excused or deferred if it would threaten an insurer’s financial strength. Mandatory assessments may be partially recovered through a reduction in future premium tax in some states. The Company does not believe such assessments will be materially different from amounts already provided for in the financial statements.

The State of Florida began an investigation of industrial life insurance policies in the fall of 1999 regarding policies with race-based premiums. This investigation has quickly spread to other states and to other types of small face amount policies and was expanded to consider the fairness of premiums for all small policies including policies which did not have race-based premiums. The NAIC historically has defined a “small face amount policy” as one with a face amount of $15,000 or less. Under current reviews, some states have increased this amount to policies of $25,000 or less. These states are attempting to force insurers to refund “excess premiums” to insureds or beneficiaries of insureds based on the recent American General settlement. This issue has become very complex and may become a political “hot potato”. The Company’s insurance subsidiaries have no race-based premium products, but do have policies with face amounts under the above-scrutinized limitations. The outcome of this issue could be dramatic on the insurance industry as a whole as well as the Company itself. The Company will continue to monitor developments regarding this matter to determine to what extent, if any, the Company may be exposed. Congress recently passed the Gramm-Leach-Bliley Financial Services Modernization Act, which requires financial institutions, including all insurers, to take certain steps to enhance privacy protections of nonpublic personal information for consumers. The new law is one of the most sweeping systems of privacy protection and regulation ever imposed in our nation’s history. It requires financial companies to tell consumers how their financial information is protected, and what a company’s financial information sharing practices are, both within a corporate family and with unrelated third parties. Companies must inform their customers of their privacy policies and practices at the start of their business relationship, and then at least once a year for the duration of the relationship. Companies also must disclose the types of information that are shared. The privacy protections under the act become effective November 13, 2000. Financial institutions will have until July 1, 2001, to establish and implement privacy policies. The Company has been monitoring developments regarding this new act and analyzing options and requirements to determine the best method to comply with these new requirements.

The Company and its subsidiaries are named as defendants in a number of legal actions arising primarily from claims made under insurance policies. Those actions have been considered in establishing the Company’s liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company’s financial position or results of operations.

7. OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $893,551 and $926,051 in interest expense during the first nine months of 2000 and 1999, respectively. The Company paid $0 and $516,177 in federal income tax during the first nine months of 2000 and 1999, respectively.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company’s consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at September 30, 2000.

Cautionary Statement Regarding Forward-Looking Statements

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from any such statement due to the following important factors, among other risks and uncertainties inherent in the company’s business:

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

Results of Operations

(a) Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 12% when comparing the first nine months of 2000 to 1999 and decreased 16% for the third quarter comparison. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles (“GAAP”) requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Net investment income increased 11% when comparing the first nine months of 2000 to 1999 and increased 7% for the third quarter comparison. During 2000, the Company received $632,000 investment earnings from a joint venture real estate development project that is in its latter stages. The Company expects to receive a small amount of income from this property’s final disposition. The earnings from this activity represent approximately 6% of the increase in investment income from the previous nine-month period.

The national prime rate has risen in late 1999 and early 2000. This results in higher earnings on short-term funds as well as on longer-term investments acquired. In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates (“FSF”), which includes a bank, First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $16,712,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The Company anticipates continuing to primarily invest in mortgage loans for the short period.

The Company’s investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The minimum interest spread between earned and credited rates is 1% on the “Century 2000” universal life insurance product, which currently is the Company’s primary sales product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 1999 Board of Directors meeting, the Board lowered crediting rates one-half percent on all products that could be lowered. This adjustment was in response to continued declines in interest rates in the marketplace. The change will result in interest crediting reductions of approximately $600,000 per year. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it takes a full year from the time the change is determined for the full impact of such change to be realized.

(b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, are comparable in 2000 to 1999. Death benefit claims were $1,181,000 greater than the prior nine month period and $770,000 greater than the prior third quarter. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The increase in death benefit claims was offset by lower reserve increases on interest sensitive business in force than the previous year due to the reduction in interest crediting rates approved by the Board of Directors of the respective insurance subsidiaries in March of 1999. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating expenses increased 12% in 2000 compared to 1999 for the first nine month period and increased 14% for the third quarter comparison. During the third quarter 2000, the Company settled a legal matter for $550,000. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of March 2000. No settlement or resolution among the parties involved has been reached as to the remaining period of Mr. Ryherd’s contract. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract. Additionally, the Company accrued $125,000 in expenses in the first quarter 2000 related to severance costs from the termination of three employees. Exclusive of the above accruals, operating expenses declined 17% from the prior year nine months and declined by 17% for the third quarter, primarily as the result of lower salary and related employee costs. In March of 1999, the Company determined it could no longer continue to support its fixed costs relating to new business in light of the declining new business trend and no indication it would reverse any time soon. It was determined these fixed costs should be reduced to be commensurate with the level of new sales production activity then being experienced. As such, in March 1999, seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity. In the fourth quarter of 1999, the Company transferred the policy administration functions of its insurance subsidiary APPL from Huntington, West Virginia to its Springfield, Illinois location. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries.

Interest expense decreased 6% in the first nine months of 2000 compared to 1999 and decreased 9% for the third quarter results. During 1998 and 1999, FCC was able to replace much of its outside debt through intercompany borrowings from UTG. This provides the Company with increased flexibility when it comes to repayment options. At September 30, 2000, FCC had no outside debt remaining. Of the remaining debt, approximately 53% has a variable interest rate tied to the national prime rate. The national prime rate has been increasing over the past year, resulting in increased interest costs on these loans. During the second quarter of 2000, FCC repaid $2,025,000 of its debt. This was accomplished primarily through a $2,000,000 dividend from its subsidiary, UG. UTG is reliant on cash flows from FCC through the servicing of the intercompany debt to service the outside debt. At September 30, 2000, UTG had $1,817,169 of outside debt of its own. Management believes the overall sources of cash flows available to FCC and UTG will be more than sufficient to service this debt.

(c) Net income

The Company had net income of $173,298 for the first nine months of 2000 compared to a net income of $166,750 in 1999 and net loss of $(16,814) for third quarter 2000 compared to a net income of $670,460 for third quarter 1999. Expenses relating to a legal settlement, the employment agreement of Mr. Ryherd and severance of terminated employees, partially offset by investment earnings primarily relating to the Company’s joint venture real estate development project, resulted in the improvement in net income from the previous year.

Financial Condition

The financial condition of the Company has changed very little since December 31,1999. Total shareholders' equity increased approximately $1,275,000 as of September 30, 2000 compared to December 31, 1999.

Investments represent approximately 71% and 68% of total assets at September 30, 2000 and December 31, 1999, respectively. Accordingly, investments are the largest asset group of the Company. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in high quality low risk investments. During the second and third quarters of 2000, the Company invested primarily in mortgage loans. These loans were generated through its indirect affiliation with First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $16,712,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. Most of these loans have balloon or maturity dates within three to seven years of issue. At September 30, 2000, mortgage loans represented approximately 12.8% of total invested assets.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or “junk bonds”. As of September 30, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity. The Company has identified securities it may sell and classified them as “investments held for sale”. Investments held for sale are carried at market, with changes in market value charged directly to shareholders’ equity. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company’s best financial interest to classify these new purchases as available for sale to provide additional liquidity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4% and 6% as of September 30, 2000, and December 31, 1999, respectively. Fixed maturities as a percentage of total invested assets were 75% and 80% as of September 30, 2000 and December 31, 1999, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company’s investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company’s investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized all fixed maturity investments acquired in 1999 and 2000 as available for sale.

Many of the Company’s products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company’s unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash used in operating activities was $(1,495,627) and $(1,401,277) in 2000 and 1999, respectively. The net cash used in operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $(426,862) in 2000 and $893,302 in 1999. Management utilizes this measurement of cash flows as an indicator of the performance of the Company’s insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash used in investing activities was $(3,997,007) and $(5,032,904), for 2000 and 1999, respectively. The most significant aspect of cash used in investing activities are the fixed maturity transactions. Fixed maturities account for 47% and 67% of the total cost of investments acquired in 2000 and 1999, respectively. The Company has not directed its investable funds to so-called “junk bonds” or derivative investments. During the second and third quarters of 2000, the Company invested primarily in mortgage loans. These loans were generated through its indirect affiliation with First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market while maintaining high quality and low risk. During 2000, the Company issued approximately $16,712,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. Most of these loans have balloon or maturity dates within three to seven years of issue.

Net cash used in financing activities was $(1,034,659) and $112,192 for 2000 and 1999, respectively. Policyholder contract deposits decreased 11% in 2000 compared to 1999.

At September 30, 2000, the Company had a total of $12,839,193 in long-term debt outstanding. During second quarter 2000, the Company repaid $2,025,000 of its debt. The remaining debt is due to an affiliate, UTG.

FCC is a holding company, in which funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC’s cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and affiliates and its earnings received on invested assets and cash balances. At September 30, 2000, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company’s insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 1999, UG had a statutory gain from operations of $3,535,018. At December 31, 1999, UG’s statutory capital and surplus amounted to $15,022,234. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. UG paid an ordinary dividend of $2,000,000 to FCC on May 2, 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates which affect the market prices of its fixed maturities available for sale and its variable rate debt outstanding. The Company’s exposure to equity prices and foreign currency exchange rates is immaterial.

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

Tabular presentation

The following table provides information about the Company’s long term debt that is sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by; expected maturity dates. The Company has no derivative financial instruments or interest rate swap contracts.

                                     September 30, 2000
                                   Expected maturity date
                  2000     2001     2002     2003     2004    Thereafter   Total    Fair
                                                                                     value
Long term debt
  Fixed rate           0        0        0       0         0  6,039,193  6,039,193  5,374,473
  Avg. int. rate       0        0        0       0         0      8.07%      8.07%
  Variable rate        0        0        0       0         0  6,800,000  6,800,000  6,800,000
  Avg. int. rate       0        0        0       0         0     10.09%     10.09%

                                     PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

NONE

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS

The Company hereby incorporates by reference the exhibits as reflected in the Index to Exhibits of the Company’s Form 10-K for the year ended December 31, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST COMMONWEALTH CORPORATION
                                   ------------------------------
                                            (Registrant)

Date:   November 9, 2000                           By /s/ James E. Melville
-------------------------                            -------------------------
                                                      James E. Melville
                                                      President, Chief Operating Officer
                                                         and Director

Date:   November 9, 2000                           By /s/ Theodore C. Miller
-------------------------                            -------------------------
                                                      Theodore C. Miller
                                                      Senior Vice President
                                                         and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   FIRST COMMONWEALTH CORPORATION
                                   ------------------------------
                                            (Registrant)

Date:    November 9, 2000                          by
-------------------------                            -------------------------
                                                      James E. Melville
                                                      President, Chief Operating Officer
                                                         and Director

Date:    November 9, 2000                          by
-------------------------                            -------------------------
                                                      Theodore C. Miller
                                                      Senior Vice President and
Chief Financial Officer