Form 10-K
period 2000-12-31
FIRST COMMONWEALTH CORP
filed 2001-03-29
CIK 200776

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000                                                                                           Commission File No. 0-5392

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

Securities registered pursuant to Section 12(b) of the Act

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

Title of each class

Common Stock, par value $1 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

At March 1, 2001, the Registrant had outstanding 54,393 shares of Common Stock, par value $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE: None

FIRST COMMONWEALTH CORPORATION
FORM 10-K
YEAR ENDED DECEMBER 31, 2000

     ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

PART I

ITEM 1. BUSINESS

FORWARD-LOOKING INFORMATION

Any forward-looking statement contained herein or in any other oral or written statement by the company or any of its officers, directors or employees is qualified by the fact that actual results of the company may differ materially from those projected in forward-looking statements. Additional information concerning factors that could cause actual results to differ from those in the forward-looking statements is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

OVERVIEW

First Commonwealth Corporation (the “Registrant”) was incorporated in 1967, under the laws of the State of Virginia to serve as an insurance holding company. The Registrant and its subsidiaries (the “Company”) have only one significant industry segment - insurance. The Company’s dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance, and the acquisition of other companies in the insurance business.

At December 31, 2000, significant majority-owned subsidiaries and affiliates of the Registrant were as depicted on the following organizational chart:

United Trust Group, Inc.
(UTG)
100%
81%
100%
North Plaza of
Somerset, Inc.
(NORTH PLAZA)
First Commonwealth
Corporation
(FCC)
Roosevelt Equity
Corporation
(REC)
100%
Universal Guaranty
Life Insurance Company
(UG)
88%
Appalachian Life
Insurance Company
(APPL)
100%
Abraham Lincoln
Insurance Company
(ABE)

This document at times will refer to the Company's largest shareholder, First Southern Funding LLC, a Kentucky corporation, ("FSF"). Mr. Jesse T. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Mr. Correll is Chairman of the Board of Directors of UTG and is currently UTG's largest shareholder through his ownership control of FSF and its affiliates. At December 31, 2000 Mr. Correll owns or controls directly and indirectly approximately 51% of UTG.

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

The insurance companies of the group, UG, APPL, and ABE all operate in the individual life insurance business. The primary focus of these companies has been the servicing of existing insurance business in force and the solicitation of new insurance business.

REC is a wholly owned subsidiary of UTG, which was incorporated under the laws of the State of Delaware on June 1, 1971, for the purpose of dealing and brokering in securities. REC acts as an agent for its customers by placing orders of mutual funds and variable annuity contracts which are placed in the customers’ names, the mutual fund shares and variable annuity accumulation units are held by the respective custodians, and the only financial involvement of REC is through receipt of commission (load). REC was originally established to enhance the life insurance sales by providing an additional option to the prospective client. The objective was to provide an insurance sale and mutual fund sale in tandem. REC functions at a minimum broker-dealer level. It does not maintain any of its customer accounts nor receives customer funds directly. Operating activity of REC accounts for less than $100,000 of earnings annually.

North Plaza is a wholly owned subsidiary of UTG, which owns for investment purposes, a shopping center in Somerset, Kentucky, approximately 12,000 acres of timberland in Kentucky, and a 50% partnership interest in an additional 11,000 acres of Kentucky timberland. Operating activity of North Plaza accounts for less than $100,000 of earnings annually.

HISTORY

FCC was incorporated in August 1967, as a Virginia corporation. FCC is an intermediate holding company, (See organizational chart) ultimately controlled by UTG.

UTG was incorporated December 14, 1984, as an Illinois corporation, under its former name United Trust Inc. (UTI) During the its first two and a half years, UTG was engaged in an intrastate public offering of its securities, raising over $12,000,000 net of offering costs. In 1986, UTG formed a life insurance subsidiary and by 1987 began selling life insurance products.

On June 16, 1992, UTG and its affiliates acquired 67% of the outstanding common stock of the now dissolved Commonwealth Industries Corporation, (“CIC”) for a purchase price of $15,567,000. Following the acquisition UTG controlled eleven life insurance subsidiaries. The Company has taken several steps to streamline and simplify the corporate structure following the acquisitions.

On November 20, 1998, First Southern Funding LLC, a Kentucky corporation, (“FSF”) and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG shareholders. As consideration for the shares, FSF paid UTG $10,999,995 and certain shareholders of UTG $999,990 in cash.

UTG granted, for nominal consideration, an irrevocable, exclusive option to FSF to purchase up to 1,450,000 shares of UTG common stock for a purchase price in cash equal to $15.00 per share, with such option to expire on July 1, 2001. UTG also caused three persons designated by FSF to be appointed, as part of the maximum of 11, to the Board of Directors of UTG.

Following the above transactions, and together with shares of UTG acquired in the market, FSF and affiliates became the largest shareholder of UTG.

During 1999, the Company made several significant changes to streamline and simplify its corporate structure. Throughout this document, references will be made to these changes in the corporate structure. Prior to these changes, there were four holding companies, which controlled four life insurance companies. However, in 1999 there were two mergers and a liquidation, reducing the number of holding companies to two and the number of life insurance companies to three (refer to the organizational chart on page 3). The first merger and Company liquidation took place in July of 1999. Prior to July 1999, UTG was known as United Trust, Inc. (“UTI”). UTI and United Income, Inc. (“UII”) owned 100% of the former United Trust Group, Inc., (which was formed in February of 1992 and liquidated in July of 1999 – referred to as “UTGL99”). Through a shareholder vote and special meeting on July 26, 1999, UII merged into UTI, and simultaneously with the merger, UTGL99 was liquidated and UTI changed its corporate name to United Trust Group, Inc. (“UTG”). The second merger occurred on December 29, 1999, when UG was the survivor to a merger with its 100% owned subsidiary United Security Assurance Company (“USA”).

The first merger transaction, and an anterior corresponding proposal to increase the number of authorized shares of UTG common stock from 3,500,000 to 7,000,000, received necessary shareholder approvals at a special meeting and vote held on July 26, 1999. The Board of Directors of the respective companies concluded that the merger would benefit the business operations of UTG and UII and their respective stockholders by creating a larger more viable life insurance holding group with lower administrative costs, a simplified corporate structure, and more readily marketable securities. The second merger was completed as a part of management’s efforts to reduce costs and simplify the corporate structure.

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr. Correll, in combination with other individuals, made an equity investment in UTG. Under the terms of the Stock Acquisition Agreement, the Correll group contributed their 100% ownership of North Plaza of Somerset, Inc. to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock. The Board of Directors of UTG approved the transaction at their regular quarterly board meeting held on December 7, 1999. North Plaza of Somerset, Inc. owns for investment purposes, a shopping center in Somerset, Kentucky, approximately 12,000 acres of timberland in Kentucky, and a 50% partnership interest in an additional 11,000 acres of Kentucky timberland. North Plaza has no debt. The net assets have been valued at $7,500,000, which equates to $11.00 per share for the new shares issued.

Mr. Correll is Chairman of the Board of Directors of UTG and currently UTG’s largest shareholder through his ownership control of FSF and its affiliates. Mr. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Prior to the above transaction, and following the UTGL99 liquidation and subsequent merger of UII into UTG, FSF owned approximately 34% of UTG. Following the above transaction, Mr. Correll owned or controlled directly and indirectly approximately 46% of UTG.

The affiliation with FSF provides the Company with increased opportunities. The additional capitalization has enabled UTG to significantly reduce its outside debt and has enhanced its ability to make future acquisitions through increased borrowing power and financial strength. Many synergies exist between the Company and FSF and its affiliates. The potential for cross selling of services to each customer base is currently being explored. Legislation was recently passed that eliminates many of the barriers previously existing between banks and insurance companies. Such alliances are already being formed within the two industries. Management believes the affiliation with FSF positions the Company for continued growth and competitiveness into the future as the financial industry changes.

PRODUCTS

UG’s portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent life insurance that is characterized by its flexible premiums, flexible face amounts, and unbundled pricing factors. The primary universal life insurance product is referred to as the “Century 2000". This product was introduced to the marketing force in 1993 and has become the cornerstone of current marketing. This product has a minimum face amount of $25,000 and currently credits 5.0% interest with a guaranteed rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5% in all years. The premium and administrative loads are a general expense charge, which is added to a policy’s net premium to cover the insurer’s cost of doing business. A premium load is assessed upon the receipt of a premium payment. An administrative load is a monthly maintenance charge. The administrative load and surrender charges are based on the issue age, sex and rating class of the policy. A surrender charge is effective for the first 14 policy years. In general, the surrender charge is very high in the early years and then declines to zero at the end of 14 years. Policy loans are available at 7% interest in advance. The policy’s accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the “UL90A”, has a minimum face amount of $25,000. The administrative load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per month in the second and third years and $3 per month each year thereafter. The UL90A currently credits 5.0% interest with a 4.5% guaranteed interest rate. Partial withdrawals, subject to a remaining minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration. Policy loans are available at 7% interest in advance. The policy’s accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan. Surrender charges are based on a percentage of target premium starting at 120% for years 1-5 then grading downward to zero in year 15. This policy contains a guaranteed interest credit bonus for the long-term policyholder. From years 10 through 20, additional interest bonuses are earned with a total in the twentieth year of 1.375%. The bonus is credited from the policy issue date and is contractually guaranteed.

The Company’s actual experience for earned interest, persistency and mortality varies from the assumptions applied to pricing and for determining premiums. Accordingly, differences between the Company’s actual experience and those assumptions applied may impact the profitability of the Company. The minimum interest spread between earned and credited rates is 1% on the “Century 2000” universal life insurance product. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads. Credited rates are reviewed and established by the Board of Directors of the respective life insurance subsidiaries.

APPL markets traditional non-participating products that include the 10-pay life traditional product and preferred whole life plans. The 10-pay life traditional product is a limited pay product whereby the owner pays premiums over a 10 year period. At the end of the 10th year, no further premiums are paid and the insurance remains in-force. The preferred whole life plan is a traditional whole life product similar to 10 pay life plan other than premiums are payable over the entire life of the contract.

The premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.

The Company markets other products, none of which is significant to operations. The Company has a variety of policies in force different from those, which are currently being marketed. Interest sensitive products including universal life and excess interest whole life (“fixed premium UL”) account for 55% of the insurance in force. Approximately 25% of the insurance in force is participating business, which represents policies under which the policyowner shares in the insurance companies statutory divisible surplus. The Company’s average persistency rate for its policies in force for 2000 and 1999 has been 89.8% and 89.4%, respectively. The Company does not anticipate any material fluctuations in rates in the future that may result from competition.

Interest sensitive life insurance products have characteristics similar to annuities with respect to the crediting of a current rate of interest at or above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. Universal life insurance policies also involve variable premium charges against the policyholder’s account balance for the cost of insurance and administrative expenses. Interest-sensitive whole-life products generally have fixed premiums. Interest-sensitive life insurance products are designed with a combination of front-end loads, periodic variable charges, and back-end loads or surrender charges.

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

MARKETING

The Company markets its products through separate and distinct agency forces. UG has a total of 49 general agents. Of the total agents, 13 are servicing general agents who had been managers under UG’s late 80‘s and early 90‘s Personal Producing General Agent initiative. These agents write little new business and focus primarily on the servicing of existing business. UG primarily markets its products in the Midwest region with most sales in the states of Illinois and Ohio. APPL has a total of 13 active agents who market primarily to rural customers in the state of West Virginia. ABE has no active agents. No individual sales agent accounted for over 10% of the Company’s premium volume in 2000. The Company’s sales agents do not have the power to bind the Company.

ABE is licensed in Alabama, Arizona, Illinois, Indiana, Louisiana and Missouri. During 2000, Illinois and Indiana accounted for 44% and 31%, respectively of ABE's direct premiums collected.

APPL is licensed in Alabama, Arizona, Arkansas, Colorado, Georgia, Illinois, Indiana, Kansas, Kentucky, Louisiana, Missouri, Montana, Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia and Wyoming. During 2000, West Virginia accounted for 87% of APPL’s direct premiums collected.

UG is licensed in Alabama, Arizona, Arkansas, Colorado, Delaware, Florida, Georgia, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Massachusetts, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Mexico, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Utah, Virginia, Washington, West Virginia and Wisconsin. During 2000, Illinois accounted for 20%, and Ohio accounted for 35% of direct premiums collected. No other state accounted for more than 6% of direct premiums collected in 2000.

In 2000, $25,969,288 of total direct premium was collected by the insurance subsidiaries. Ohio accounted for 30%, Illinois accounted for 17%, and West Virginia accounted for 12% of total direct premiums collected.

New business production has been declining the past several years including declines of 33% from 1998 to 1999 and 32% from 1999 to 2000. Several factors have contributed to the impact on new business production. Increased competition for consumer dollars from other financial institutions, product illustration guideline changes by State Insurance Departments, and a decrease in the total number of insurance sales agents in the industry, have all had an impact, given the relatively small size of the Company. The Company tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings.

In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of the companies, and the resulting limitations, have made it challenging to compete in this area. With a continued decline in new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. As such, in March of 1999, seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity. Existing agents were allowed to continue marketing Company products, but home office support was significantly reduced and leads to agents using existing inforce policies were eliminated.

The Company is currently reviewing the feasibility of a marketing opportunity with First Southern National Bank, an affiliate of UTG’s largest shareholder. The Company is looking at different types of products as a potential to sell to credit customers of First Southern National Bank. Other products are also being explored, including annuity type products and existing insurance products, as a possibility to market to all banking customers.

UNDERWRITING

The underwriting procedures of the insurance subsidiaries are established by management. Insurance policies are issued by the Company based upon underwriting practices established for each market in which the Company operates. Most policies are individually underwritten. Applications for insurance are reviewed to determine additional information required to make an underwriting decision, which depends on the amount of insurance applied for and the applicant’s age and medical history. Additional information may include inspection reports, medical examinations, and statements from doctors who have treated the applicant in the past and, where indicated, special medical tests. After reviewing the information collected, the Company either issues the policy as applied for or with an extra premium charge because of unfavorable factors or rejects the application. Substandard risks may be referred to reinsurers for full or partial reinsurance of the substandard risk.

The Company’s insurance subsidiaries require blood samples to be drawn with individual insurance applications for coverage over $45,000 (age 46 and above) or $95,000 (ages 16-45). Blood samples are tested for a wide range of chemical values and are screened for antibodies to the HIV virus. Applications also contain questions permitted by law regarding the HIV virus, which must be answered by the proposed insureds.

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

The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries’ experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% for the years ended December 31, 2000, 1999 and 1998, respectively.

REINSURANCE

As is customary in the insurance industry, the insurance affiliates cede insurance to, and assume insurance from, other insurance companies under reinsurance agreements. Reinsurance agreements are intended to limit a life insurer’s maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. The ceding insurance company remains primarily liable with respect to ceded insurance should any reinsurer be unable to meet the obligations assumed by it. However, it is the practice of insurers to reduce their exposure to loss to the extent that they have been reinsured with other insurance companies. The Company sets a limit on the amount of insurance retained on the life of any one person. The Company will not retain more than $125,000, including accidental death benefits, on any one life. At December 31, 2000, the Company had gross insurance in force of $2.879 billion of which approximately $735 million was ceded to reinsurers.

The Company’s reinsured business is ceded to numerous reinsurers. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company’s periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently, the Company is utilizing reinsurance agreements with Business Mens’ Assurance Company, (“BMA”) and Life Reassurance Corporation, (“LIFE RE”) for new business. BMA and LIFE RE currently hold an “A” (Excellent), and “A++” (Superior) rating, respectively, from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term (“YRT”) treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

One of the Company’s insurance subsidiaries, UG, entered a coinsurance agreement with First International Life Insurance Company (“FILIC”) as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. During 1997, FILIC changed its name to Park Avenue Life Insurance Company (“PALIC”). PALIC and its ultimate parent The Guardian Life Insurance Company of America (“Guardian”), currently hold an “A” (Excellent), and “A+” (Superior) rating, respectively, from A.M. Best, an industry rating company. The agreement with PALIC accounts for approximately 65% of the reinsurance receivables, as of December 31, 2000.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, an Illinois fraternal organization (“IOV”). Under the terms of the agreement, UG agreed to assume on a coinsurance basis, 25% of the reserves and liabilities arising from all inforce insurance contracts issued by the IOV to its members. At December 31, 2000, the IOV insurance inforce was approximately $1,712,000, with reserves being held on that amount of approximately $408,648.

On June 1, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company, an Arizona corporation (“LLRC”) and Investors Heritage Life Insurance Company, a corporation organized under the laws of the Commonwealth of Kentucky (“IHL”). Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Banks. The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000. UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement. LLRC liquidated its charter immediately following the transfer. At December 31, 2000, IHL has insurance inforce of approximately $4,107,000.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 2000, 1999 and 1998 was as follows:

                                   Shown in thousands
                     -----------------------------------------------
                         2000             1999             1998
                       Premiums         Premiums         Premiums
                        Earned           Earned           Earned
                     --------------   -------------    -------------
Direct            $        22,970  $        25,539 $         30,919
Assumed                        76               20               20
Ceded                      (3,556)          (3,978)          (4,543)
                     --------------   -------------    -------------
Net premiums      $        19,490  $        21,581 $         26,396
                     ==============   =============    =============

INVESTMENTS

Investment income represents a significant portion of the Company’s total income. Investments are subject to applicable state insurance laws and regulations, which limit the concentration of investments in any one category or class and further limit the investment in any one issuer. Generally, these limitations are imposed as a percentage of statutory assets or percentage of statutory capital and surplus of each company.

The following table reflects net investment income by type of investment.

                                                                December 31,
                                              ------------------------------------------------
                                                    2000           1999            1998
                                                -------------  -------------   -------------
Fixed maturities and fixed maturities
  Held for sale                               $   11,775,706 $   11,886,968  $  12,035,619
Equity securities                                    116,327         91,429         92,196
Mortgage loans                                     1,777,374      1,078,028        859,543
Real estate                                          311,027        389,181        842,724
Policy loans                                         997,381        991,812        984,761
Other long-term investments                          655,418         63,528         62,477
Short-term investments                               156,815        147,726         29,907
Cash                                                 847,400        811,103      1,209,046
                                                -------------  -------------   -------------
Total consolidated investment income              16,637,448     15,459,775     16,116,273
Investment expenses                                 (767,851)      (961,275)    (1,046,869)
                                               -------------   -------------   -------------
Consolidated net investment income            $   15,869,597 $   14,498,500  $  15,069,404
                                                =============  =============   =============

At December 31, 2000, the Company had a total of $1,278,000 of investments, comprised of $1,078,000 in equity securities and $200,000 in other long-term investments, which did not produce income during 2000.

The following table summarizes the Company's fixed maturities distribution at December 31, 2000 and 1999 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

            Fixed Maturities
            -----------------
      Rating                  % of Portfolio
 ----------------          ------------------
                            2000      1999
                           --------  --------
Investment Grade
   AAA                        48%       38%
   AA                         16%       18%
   A                          27%       36%
   BBB                         9%        7%
Below investment grade         0%        1%
                           --------  --------
                             100%      100%
                           ========  ========

The following table summarizes the Company's fixed maturities and fixed maturities held for sale by major classification.

                                                         Carrying Value
                                             ----------------------------------------
                                                     2000                  1999
                                               -----------------     -----------------
U.S. government and government agencies      $       66,795,111  $         53,484,481
States, municipalities and political
 subdivisions                                        15,524,611            17,634,547
Collateralized mortgage obligations                   9,140,804            10,471,546
Public utilities                                     27,287,454            35,812,281
Corporate                                            46,303,263            57,539,613
                                               -----------------     -----------------
                                             $      165,051,243  $        174,942,468
                                               =================     =================

The following table shows the composition and average maturity of the Company's investment portfolio at December 31, 2000.

                                           Average
                                           Carrying             Average         Average
       Investments                          Value              Maturity          Yield
       -----------------------------     -------------       --------------     ---------

       Fixed maturities and fixed
          maturities held for sale   $    169,996,856        5 years               6.93%
       Equity securities                    3,645,914        Not applicable        3.19%
        Mortgage Loans                     24,190,222        6 years               7.35%
       Investment real estate               5,769,463        Not applicable        5.39%
        Policy loans                       14,121,007        Not applicable        7.06%
       Other long-term investments            553,139        3 years             118.49%
       Short-term investments               1,927,284        190 days              8.14%
       Cash and cash equivalents           16,363,735        On demand             5.18%
                                         -------------
       Total Investments and Cash    $    236,567,620                              7.03%
                                         =============

At December 31, 2000, fixed maturities and fixed maturities held for sale have a combined market value of $165,751,843. Fixed maturities are carried at amortized cost. Management has the ability and intent to hold these securities until maturity. Fixed maturities held for sale are carried at market.

The Company holds $1,654,567 in short-term investments. Management monitors its investment maturities which in their opinion is sufficient to meet the Company’s cash requirements. Fixed maturities of $18,702,413 mature in one year and $104,095,139 mature in two to five years.

The Company holds $32,896,671 in mortgage loans, which represents 10% of the total assets. All mortgage loans are first position loans. Before a new loan is issued, the applicant is subject to certain criteria set forth by Company management to ensure quality control. These criteria include, but are not limited to, a credit report, personal financial information such as outstanding debt, sources of income, and personal equity. Loans issued are limited to no more than 80% of the appraised value of the property and must be first position against the collateral.

The Company has no mortgage loans, which are in default and in the process of foreclosure. The Company has one loan of $17,674, which is under a repayment plan. Letters are sent to each mortgagee when the loan becomes 30 days or more delinquent. Loans 90 days or more delinquent are placed on a non-performing status and classified as delinquent loans. Reserves for loan losses are established based on management’s analysis of the loan balances compared to the expected realizable value should foreclosure take place. Loans are placed on a non-accrual status based on a quarterly analysis of the likelihood of repayment. All delinquent and troubled loans held by the Company are loans, which were held in portfolios by acquired companies at the time of acquisition. Management believes the current internal controls surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

The national prime rate rose in late 1999 and early 2000. This results in higher earnings on short-term funds as well as on longer-term investments acquired. In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates (“FSF”), which includes a bank, First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market. During 2000, the Company issued approximately $21,863,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The loans issued in 2000 had an average yield of approximately 9%. The Company anticipates continuing to primarily invest in mortgage loans and government agency bonds for the short period.

A mortgage loan reserve is established and adjusted based on management’s quarterly analysis of the portfolio and any deterioration in value of the underlying property which would reduce the net realizable value of the property below its current carrying value. During the fourth quarter of 2000, the Company recorded a $170,000 loss increasing the allowance to $240,000 maintained for potential mortgage loan losses. The current allowance represents approximately 50% of the total outstanding loan balances on certain loans identified by management. Although most of these loans are currently in good standing, due to economic depression in the region these loans are located, a significant potential for future losses exists.

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

The following table shows a distribution of mortgage loans by type.

Mortgage Loans                                    Amount      % of
                                                                Total
---------------------------------------------  -------------  ----------
Commercial - insured or guaranteed           $    6,134,273         19%
Commercial - all other                           22,514,256         68%
Residential - insured or guaranteed                 222,033          1%
Residential - all other                           4,026,109         12%

The following table shows a geographic distribution of the mortgage loan portfolio and investment real estate and real estate acquired in satisfaction of debt.

                    Mortgage          Real
                      Loans          Estate
                    ----------       -------
Alabama                    8%             0%
Illinois                   1%            94%
Indiana                    3%             0%
Kentucky                  56%             0%
Louisiana                  1%             0%
Mississippi               13%             0%
North Carolina             2%             0%
New Hampshire              5%             0%
West Virginia              7%             6%
Other                      4%             0%
                    ----------       -------
Total                    100%           100%
                    ==========       =======

The following table summarizes delinquent mortgage loan holdings.

Delinquent
90 days or More                       2000            1999           1998
-----------------------------       ----------     -----------     ----------
Non-accrual status             $           0   $          0    $          0
Other                                 83,972         58,074         278,000
Reserve on delinquent
loans                                      0        (10,000)        (30,000)
                                    ----------     -----------     ----------
Total delinquent               $      83,972   $     48,074    $    248,000
                                    ==========     ===========     ==========
Interest income past due
(delinquent loans)             $       6,975   $      1,296    $      9,000
                                    ==========     ===========     ==========

In process of restructuring    $           0   $          0    $          0
Restructuring on other
than market terms                          0              0               0
Other potential problem
loans                                215,481        124,883          84,244
                                    ----------     -----------     ----------
Total problem loans            $     215,481   $    124,883    $     84,244
                                    ==========     ===========     ==========
Interest income foregone
(restructured loans)           $           0   $          0    $          0
                                    ==========     ===========     ==========

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

Congress recently passed legislation reducing or eliminating certain barriers, which existed between insurance companies, banks and brokerages. This new legislation opens markets for financial institutions to compete against one another and to acquire one another across previously established barriers. This creates a whole new arena in which the Company must compete. Exactly what this change will mean to the financial industries is still evolving, but the Company will continue to watch these changes and look for new opportunities within them.

GOVERNMENT REGULATION

The Company’s insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states’ guaranty fund association. This right of “offset” may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. In addition, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The Company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management’s current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company’s results.

Currently, the Company’s insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company’s insurance subsidiaries, UG, APPL and ABE are domiciled in the states of Ohio, West Virginia and Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners (“NAIC”). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies. However, its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state’s own needs or requirements, or dismissed entirely.

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

At year-end 2000, UG had one ratio outside the normal range. The ratio is related to the decrease in premium income. The decrease was attributable to the continued business decline in new business writings combined with a decrease in renewal premiums from normal terminations of existing business. As a result, UG fell slightly outside the normal range for this ratio.

The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.

The levels and ratios are as follows:

                                                    Ratio of Total Adjusted Capital to
                                                      Authorized Control Level RBC
           Regulatory Event                               (Less Than or Equal to)
           ----------------                        ----------------------------------

    Company action level                                             2*
    Regulatory action level                                          1.5
    Authorized control level                                         1
    Mandatory control level                                          0.7

    * Or, 2.5 with negative trend.

At December 31, 2000, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly, the insurance subsidiaries meet the RBC requirements.

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

Congress recently passed legislation reducing or eliminating certain barriers, which existed between insurance companies, banks and brokerages. This new legislation opens markets for financial institutions to compete against one another and to acquire one another across previously established barriers. This creates a whole new arena in which the Company must compete. Exactly what this change will mean to the financial industries is still evolving, but the Company will continue to watch these changes and look for new opportunities within them.

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

A task force of the NAIC undertook a project to codify a comprehensive set of statutory insurance accounting rules and regulations. Project results were recently approved by the NAIC with an implementation date of January 1, 2001. Individual states in which the Company does business must implement these new rules for them to become effective. Specific recommendations have been set forth in papers issued by the NAIC. The NAIC continues to modify and amend these papers. The Company has monitored the process and has determined codification would not have a material financial impact on the Company’s financial position or results of operations. The Company will continue to monitor this issue as changes and new proposals are made.

EMPLOYEES

There are approximately 66 persons who are employed by the Company and its affiliates.

ITEM 2. PROPERTIES

The following table shows a breakout of property, net of accumulated depreciation, owned and occupied by the Company and the distribution of real estate by type.

    Property owned                            Amount            % of Total
    --------------                          ----------         ------------
    Home Office                            $ 2,242,122              38%

    Investment real estate
    ----------------------
    Commercial                             $   688,054              11%
    Residential development                $ 3,045,303              51%
                                           -----------              ---
                                           $ 3,733,357              62%
                                           -----------              ---

    Grand total                            $ 5,975,479             100%
                                           ===========             ====

Total investment real estate holdings represent approximately 1% of the total assets of the Company net of accumulated depreciation of $251,766 and $1,824,484 at year-end 2000 and 1999 respectively. The Company owns an office complex in Springfield, Illinois, which houses the primary insurance operations. The office buildings contain 57,000 square feet of office and warehouse space. The properties are carried at $2,108,105. In addition, an insurance subsidiary owns a home office building in Huntington, West Virginia. The building has 15,000 square feet and is carried at $134,017. The West Virginia property is currently listed for sale. The facilities occupied by the Company are adequate relative to the Company’s present operations.

Commercial property consists of both undeveloped land and property leased to various unaffiliated companies and organizations. All commercial property is currently being marketed for sale. Residential development property is primarily located in Springfield, Illinois, and entails several developments, each targeted for a different segment of the population. These targets include a development primarily for the first time home buyer, an upscale development for existing homeowners looking for a larger home, and duplex condominiums for those who desire maintenance free exteriors and surroundings. The Company’s primary focus has been on the development and sale of lots, with an occasional home construction to help stimulate interest.

In the third quarter of 2000, the Company sold remaining real estate properties identified for disposal in prior years at a net realized gain of $728,000. In the fourth quarter 2000, remaining real estate consisted of development real estate located in Springfield, IL. In December 2000, management studied its development properties, analyzing such issues as remaining time to fully develop without over saturation, historic sales trends, management time and resources to continue development and other alternatives such as modifying current plans or discontinuing entirely. Management determined it would be in the long term best interests of the Company to discontinue development and attempt to liquidate the remaining properties. As such, a realized loss of $913,000 was recorded in December 2000 to reduce the book value of these properties to the amount management determined it would accept net of selling costs to facilitate liquidation.

Springfield is the State Capital of Illinois. The City’s economy is service oriented with the main employers being the State of Illinois, two major area hospitals and two large insurance companies. This provides for a very stable economy not as dramatically affected by economic conditions in other parts of the United States.

ITEM 3. LEGAL PROCEEDINGS

David A. Morlan and Louis Black vs. Universal Guaranty Life Insurance Company and United Trust Insurance Company, (U.S. District Court, Southern District of Illinois, No. 99-274-PER)

On April 26, 1999, the above lawsuit was filed against Universal Guaranty Life Insurance Company on behalf of the two named individuals. The plaintiffs were former insurance salesmen of United Trust Assurance Company (merged into UG in 1992). The plaintiffs are alleging that their employment status was as an employee rather than an independent contractor and allege violation of various employment laws. The plaintiffs are seeking class action status and judgement for fair and reasonable employee benefits. Class status was certified on October 26, 2000.

Since the certification of the class action, Louis Black dropped out as a class representative. Due to David Morlan having filed bankruptcy prior to instituting the action, the Court has opined that he may not maintain the action. As a result, three new class representatives have been proposed. Discovery was recently begun to determine the adequacy of the three newly proposed class representatives. Although the proposed trial month is May 2001, it would appear same is premature since questions regarding the three newly proposed class representatives have not been resolved and notification to the class has not yet occurred. As a result, a request is pending to reestablish a trial date.

UG believes it has no liability to the plaintiffs or other potential class members, has taken a meritorious position, and intends to defend the lawsuit vigorously. During the fourth quarter of 2000, the Company established a liability of $500,000 to cover estimated legal costs associated with the defense of this matter.

ITEM 4. SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company’s common stock is traded in the over-the-counter market. The following table shows the high and low bid quotations for each quarterly period during the past two years. Such quotations represent inter-dealer quotations and do not include retail markup, markdown, or commission nor do they represent actual sales. Trading in this stock is very limited.

                                                            BID
                                                            ---
                   PERIOD                          LOW          HIGH
                   ------                          ---          ----

                   2000
                   ----

                   First quarter                  110           110
                   Second quarter                  85           110
                   Third quarter                   80            86
                   Fourth quarter                  86            86

                                                            BID
                                                            ---
                   PERIOD                          LOW          HIGH
                   ------                          ---          ----

                   1999
                   ----
                   First quarter                  150           155
                   Second quarter                 155           155
                   Third quarter                  110           155
                   Fourth quarter                 110           135

The Company has no current plans to pay dividends on its common stock and intends to retain all earnings for investment in and growth of the Company’s business. The payment of future dividends, if any, will be determined by the Board of Directors in light of existing conditions, including the Company’s earnings, financial condition, business conditions and other factors deemed relevant by the Board of Directors. See Note 2 in the accompanying consolidated financial statements for information regarding dividend restrictions.

Number of Common Shareholders as of March 1, 2001 is 3,477.

ITEM 6. SELECTED FINANCIAL DATA

                                            FINANCIAL HIGHLIGHTS
                                     (000's omitted, except per share data)
                                    2000            1999             1998            1997           1996
                                 ------------    ------------    -------------   -------------   ------------
     Premium income
       net of reinsurance     $       19,490  $       21,581  $        26,396  $        28,639  $       30,944
     Total revenues           $       35,232  $       35,759  $        40,632  $        43,354  $       46,538
     Net loss                 $       (1,847) $         (378) $        (1,950) $        (1,845) $       (3,032)
     Net loss per share       $       (33.90) $        (6.93) $        (35.74) $        (32.65) $       (50.60)
     Total assets             $      314,242  $      320,875  $       328,737  $       332,572  $      336,639
     Total long term debt     $       12,839  $       14,864  $        17,370  $        18,242  $       19,000
     Dividends paid per                 NONE            NONE             NONE             NONE            NONE
     share

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company’s consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes, which appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at December 31, 2000.

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

RESULTS OF OPERATIONS

(a) Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 10% when comparing 2000 to 1999 and 18% from 1999 to 1998. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles (“GAAP”) requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing significantly increases on traditional business, premium revenue will continue to decline at a rate consistent with prior experience. The Companies’ average persistency rate for all policies in force for 2000 and 1999 has been approximately 89.8% and 89.4%, respectively. Persistency is a measure of insurance in force retained in relation to the previous year.

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

New business production decreased significantly over the last several years. New business production decreased 33% or approximately $1,079,000 when comparing 1999 to 1998 and decreased 39% the previous year. In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance products, therefore competition has intensified for top producing sales agents. The relatively small size of the companies, and the resulting limitations, have made it challenging to compete in this area. With a continued decline in new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. As such, in March of 1999, seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity. Existing agents were allowed to continue marketing Company products, but home office support was significantly reduced and leads to agents using existing inforce policies were eliminated.

The Company is currently reviewing the feasibility of a marketing opportunity with First Southern National Bank, an affiliate of UTG’s largest shareholder. The Company is looking at different types of products as a potential to sell to credit customers of First Southern National Bank. Other products are also being explored, including annuity type products and existing insurance products, as a possibility to market to all banking customers.

Net investment income increased 9% when comparing 2000 to 1999 and decreased 4% when comparing 1999 to 1998. During 2000, the Company received $632,000 in investment earnings from a joint venture real estate development project that is in its latter stages. The Company expects to receive a small amount of income from this property’s final disposition. The earnings from this activity represent approximately 4% of the increase in investment income from the previous period.

The national prime rate rose in late 1999 and early 2000. This results in higher earnings on short-term funds as well as on longer-term investments acquired. In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates (“FSF”), which includes a bank, First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market. During 2000, the Company issued approximately $21,863,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The loans issued in 2000 had an average yield of approximately 9%. The Company anticipates continuing to primarily invest in mortgage loans and government agency bonds for the short period.

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

The overall investment yields for 2000, 1999 and 1998, are 7.03%, 6.46% and 6.72%, respectively.

The Company’s investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the September 1998 Board of Directors meeting, the Boards of the insurance subsidiaries lowered crediting rates one half percent on all products crediting 5.5% or more. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. At the March 1999 Board of Directors meeting, the Boards of the insurance subsidiaries again lowered crediting rates one half percent on all products that could be lowered. The change will result in interest crediting reductions of approximately $600,000 per year. These adjustments were in response to continued declines in interest rates in the marketplace. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

At December 31, 2000, approximately 56% of the Company’s total reserve liability relates to products with adjustable crediting interest rates. Of this total, 32% of these reserves are currently crediting the guaranteed minimum rates as established in the policies, 61% are crediting .50% above the guaranteed minimum rates and 7% are crediting more than .50% above the guaranteed minimum rates. The guaranteed minimum crediting rates on these products range from 4% to 5.5%.

Realized investment losses, net of realized gains, were $260,078, $530,894 and $851,822 in 2000, 1999 and 1998, respectively. During late 1998 and early 1999, the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel.

During 2000, real estate continued to account for almost all of the realized gain and loss activity. By third quarter of 2000, the Company had sold the remaining real estate properties identified for disposal in prior years. The Company recorded net realized gains of $728,000 from these sales. By fourth quarter 2000, remaining real estate consisted of development real estate located in Springfield, IL. In December 2000, management studied its development properties, analyzing such issues as remaining time to fully develop without over saturation, historic sales trends, management time and resources to continue development and other alternatives such as modifying current plans or discontinuing entirely. Management determined it would be in the long term best interests of the Company to discontinue development and attempt to liquidate the remaining properties. As such, a realized loss of $913,000 was recorded in December 2000 to reduce the book value of these properties to the amount management determined it would accept net of selling costs to facilitate liquidation. During the fourth quarter of 2000, the Company recorded a $170,000 loss increasing the allowance to $240,000 maintained for potential mortgage loan losses. The current allowance represents approximately 50% of the total outstanding loan balances on certain loans identified by management. Although most of these loans are currently in good standing, due to economic depression in the region these loans are located, a significant potential for future losses exists. The allowance established represents the difference in the current loan balance and management’s estimate of realizable value in today’s circumstances should foreclosure occur.

Approximately 99% of the realized loss in 1999 is from two parcels of real estate. In June 1999, the Company sold its shopping center in Gulfport, MS realizing a loss on sale of $401,000. This property was originally acquired through the foreclosure of a mortgage loan. The property was income producing, but due to the distance from the Company’s headquarters, was difficult to manage and required the use of an outside property manager. Given this circumstance and the eventual need for updates and improvements, the Company determined it was in its best long-term interest to sell the property. At year-end the Company wrote down another parcel of real estate $178,000, that it determined to attempt to sell, and ultimately did sell during 2000. The write down was the result of Management’s determination of the amount it would be willing to accept for the property. Approximately $440,000 of realized losses in 1998 is due to the sale of real estate. The Company reduced its non-income producing investments approximately $1,610,000 during 1998, as a result of these actions. The Company incurred losses of approximately $339,000 on the foreclosure of three mortgage loans during the second quarter of 1998. The foreclosed properties were sold before the end of 1998. As a result of these foreclosures, management reassessed its remaining mortgage loan portfolio and determined an allowance of $70,000 was appropriate to cover potential future losses in the portfolio. The Company realized a loss of approximately $88,000 on the investment in John Alden Financial Corporation common stock. Under the terms of an acquisition agreement between Fortis, Inc. and John Alden, all outstanding common shares of John Alden were acquired. The Company had other gains and losses during the periods that comprised the remaining amounts reported but were immaterial on an individual basis.

(b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, increased 2% in 2000 as compared to 1999 and decreased 16% in 1999 as compared to 1998. The decrease in premium revenues from normal policy terminations resulted in lower benefit reserve increases in each of the periods presented compared to the previous period. Fluctuations in death claim experience from year to year typically has a significant impact on variances in this line item. Death claims were $2,574,000 greater in 2000 than in 1999 and $202,000 greater in 1999 than 1998. There is no single event that caused the mortality variances. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. Two events occurred in 1999, which differ from 1998 experience. Approximately 8% of the decrease from 1999 to 1998 is from the premium reduction on certain participating policies resulting in a lower dividend to policyholders expense than in the previous year. See discussion above in premiums and policy fee revenues for a more detailed explanation of this event. At the September 1998 Board of Directors meeting, the Boards of the insurance subsidiaries lowered crediting rates one half percent on all products crediting 5.5% or more. The change affected approximately $60,000,000 of policy reserves and will result in interest crediting reductions of $300,000 per year. At the March 1999 Board of Directors meeting, the Boards of the insurance subsidiaries again lowered crediting rates one half percent on all products that could be lowered. The change will result in interest crediting reductions of approximately $600,000 per year. These adjustments were in response to continued declines in interest rates in the marketplace. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

Commissions and amortization of deferred policy acquisition costs decreased 25% in 2000 compared to 1999 and decreased 47% in 1999 compared to 1998. At year-end 1998, the Company recorded an impairment write off of deferred policy acquisition costs of $2,983,000. The Company performs actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. The impairment in 1998 was the result of declines in interest rates in the marketplace combined with lower than expected new policy writings which left the Company with greater per policy costs as a result of fixed costs being spread over fewer policies. No impairments were recorded in 2000 or 1999.

Amortization of cost of insurance acquired increased 10% in 2000 compared to 1999 and increased 5% in 1999 compared to 1998. Cost of insurance acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is comprised of individual life insurance products including whole life, interest sensitive whole life and universal life insurance products. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits. The interest rates utilized in the amortization calculation are 9% on approximately 25% of the balance and 15% on the remaining balance. The interest rates vary due to risk analysis performed at the time of acquisition on the business acquired. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised. The Company did not have any charge-offs during the periods covered by this report. Amortization of cost of insurance acquired is particularly sensitive to changes in persistency of certain blocks of insurance in-force. Persistency is a measure of insurance in force retained in relation to the previous year. The Company’s average persistency rate for all policies in force for 2000, 1999 and 1998 has been approximately 89.8%, 89.4% and 89.9%, respectively.

Operating expenses increased 24% in 2000 compared to 1999 and decreased 31% in 1999 compared to 1998. During the fourth quarter of 2000, Mr. Jesse T. Correll as Board Chairman requested the resignation of James E. Melville as President of UTG and its subsidiaries. A special joint meeting of the Boards of Directors of United Trust Group, Inc. and its subsidiaries was held January 8, 2001, at which the termination of the employment agreement between First Commonwealth Corporation and James E. Melville, and the termination of James E. Melville as an officer or agent of United Trust Group, Inc. and all of its subsidiaries were approved by the Boards of Directors of each of the companies. An accrual of $562,000 was established through a charge to general expenses at year end 2000 for the remaining payments required pursuant to the terms of Mr. Melville’s employment contract and other settlement costs. A $500,000 accrual was also established at year-end 2000 for estimated legal costs associated with the defense of a legal matter. See Item 3 legal proceedings for a more complete analysis of this matter. During the third quarter 2000, the Company settled a legal matter for $550,000 and incurred an additional $150,000 in legal fees. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer. Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of March 2000. As such, a charge of $933,000 was incurred in first quarter 2000 for the remainder of this contract. Exclusive of the above accruals, operating expenses declined 12% from the prior year, primarily as the result of lower salary and related employee costs.

During the fourth quarter of 1999, the Company transferred the policy administration functions of its insurance subsidiary APPL from Huntington, WV to its Springfield, IL location. The transfer was completed to reduce operating costs. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries. Following the transfer and system conversion, all insurance administration is located at the Springfield, IL office and administered on the same computer system. This action resulted in cost savings of approximately $250,000 per year in administrative costs.

Included in operating expenses in 1998 is $2,367,474 from the release of discounts associated with the Company’s notes payable. The Company’s subordinated debt was issued at rates considered favorable to the Company at time of issue, therefore the notes were discounted to reflect an effective interest rate of 15%. With the payment of part of this debt in November 1998, the unamortized discount was written off. Management’s plan to repay the remaining debt in a much shorter period of time from required repayment resulted in the determination to write off the entire remaining note discount. The decrease in operating expenses in 1999 is due in part, to a decrease in salaries from staff reduction. In most instances, the workload was absorbed into the remaining workforce. First year sales production has shown a declining trend in the last several years. The Company had tried a variety of solutions to bolster new sales production including additional training, home office assistance in providing leads on prospective clients and a review of current product offerings. First year production in the first quarter of 1999 resulted in cash received from new sales of only 54% of that received in first quarter 1998, or $560,000 less. With continued declining new business, costs associated with supporting new business, primarily salary costs, as a percentage of new business received continued to grow. In March of 1999, the Company determined it could no longer continue to support these fixed costs in light of the new business trend and no indication it would reverse any time soon. As such, in March 1999 seven employees of the Company (approximately 8% of the total staff) were terminated due to lack of business activity. This action resulted in expense savings of approximately $275,000 per year. Existing agents were allowed to continue marketing Company products, but home office support was significantly reduced and existing policy leads to agents were eliminated.

Interest expense declined 8% comparing 2000 to 1999 and declined 17% comparing 1999 to 1998. In November 1998, the Company’s ultimate parent, UTG, received approximately $11,000,000 from the issuance of common stock to First Southern Funding and its affiliates. These funds were used to retire outside debt. On November 23, 1998, the Company paid a $6,300,000 principal payment on its senior debt, and paid a $2,608,099 principal payment on its 10 year subordinated debt through intercompany borrowings from UTG. On December 16, 1998 the Company paid an additional $500,000 principal payment on its 10 year subordinated debt through an intercompany borrowing from UII. In total these transactions retired $9,408,099 of outside debt and replaced it with intercompany debt, which provides the Company with increased flexibility when it comes to repayment options. At December 31, 2000, FCC had $12,839,193 in notes payable, and no debt is owed to outside parties. During 2000 FCC repaid $2,025,000 of its debt through dividends received from its insurance subsidiary, UG.

Deferred taxes are established to recognize future tax effects attributable to temporary differences between the financial statements and the tax return. As these differences are realized in the financial statement or tax return, the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit. In 1998, the insurance company subsidiaries incurred taxable income for federal income tax purposes, which was offset through utilization of federal tax loss carryforwards. Since these carryforwards had an allowance established against them for deferred tax purposes, no corresponding expense was incurred in the financial statements. Additionally, the Company incurred deferred tax credits of $1,872,666 in 1998 from the deferred policy acquisition costs impairment and the notes payable discounts write-offs.

(c) Net income (loss)

The Company had a net loss of $1,846,840, $377,957 and $1,949,825 in 2000, 1999 and 1998 respectively. Significant one time charges and accruals to operating expenses combined with an increase in death claims during 2000 were the primary differences in the 2000 to 1999 results. The 1998 results included one time charges for a deferred policy acquisition costs impairment write down and the write off of the remaining discounts associated with notes payable. The Company continues to monitor and adjust those items within its control.

FINANCIAL CONDITION

(a) Assets

Investments are the largest asset group of the Company. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and other high quality low risk investments.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or “junk bonds”. As of December 31, 2000, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity. The Company has identified securities it may sell and classified them as “investments held for sale”. Investments held for sale are carried at market, with changes in market value charged directly to shareholders’ equity. To provide additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired in 2000 as available for sale. It was determined it would be in the Company’s best financial interest to classify these new purchases as available for sale to provide additional liquidity. All of the fixed maturity acquisitions in 2000 were U.S. government and government agency securities.

The following table summarizes the Company's fixed maturities distribution at December 31, 2000 and 1999 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

              Fixed Maturities
              ----------------
     Rating                 % of Portfolio
 ---------------           ------------------
                            2000      1999
                           --------  --------
Investment Grade
   AAA                        48%       38%
   AA                         16%       19%
   A                          27%       35%
   BBB                         9%        7%
Below investment grade         0%        1%
                           --------  --------
                             100%      100%
                           ========  ========

In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates (“FSF”), which includes a bank, First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market. During 2000, the Company issued approximately $21,863,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The loans issued in 2000 had an average yield of approximately 9%. The Company anticipates continuing to primarily invest in mortgage loans and government agency bonds for the short period. All mortgage loans held by the Company are first position loans. The Company has no loans that are in default and in the process of foreclosure at December 31, 2000.

Investment real estate and real estate acquired in satisfaction of debt decreased 52% in 2000 compared to 1999. During late 1998 and early 1999, the Company re-evaluated its real estate holdings, especially those properties acquired through acquisitions of other companies and mortgage loan foreclosures, and determined it would be in the long term interest of the Company to dispose of certain of these parcels. Parcels targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel to. By third quarter of 2000, the Company had sold the remaining real estate properties identified for disposal in prior years. In December 2000, management studied its development properties, analyzing such issues as remaining time to fully develop without over saturation, historic sales trends, management time and resources to continue development and other alternatives such as modifying current plans or discontinuing entirely. Management determined it would be in the long term best interests of the Company to discontinue development and attempt to liquidate the remaining properties. Investment real estate holdings represent approximately 1% of the total assets of the Company. Total investment real estate is separated into two categories: Commercial 18% and Residential Development 82%. In early 2000, the Company sold the parcel of real estate representing foreclosed properties realizing a small gain.

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

Deferred policy acquisition costs decreased 20% in 2000 compared to 1999. Deferred policy acquisition costs, which vary with, and are primarily related to producing new business, are referred to as (“DAC”). DAC consists primarily of commissions and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged. To the extent these costs are recoverable from future profits, the Company defers these costs and amortizes them with interest in relation to the present value of expected gross profits from the contracts, discounted using the interest rate credited by the policy. The Company had $273,000 in policy acquisition costs deferred, $328,000 in interest accretion and $2,525,040 in amortization in 2000.

Cost of insurance acquired decreased 7% in 2000 compared to 1999. At December 31, 2000, cost of insurance acquired was $15,370,289 and net amortization totaled $1,185,307 for the year. When an insurance company is acquired, the Company assigns a portion of its cost to the right to receive future cash flows from insurance contracts existing at the date of the acquisition. The cost of policies purchased represents the actuarially determined present value of the projected future cash flows from the acquired policies. Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs for any excess of the unamortized asset over the projected future profits.

(b) Liabilities

Total liabilities decreased 2% in 2000 compared to 1999. Policy liabilities and accruals, which represents approximately 94% of total liabilities decreased slightly from the prior year. The total decline is attributable to a shrinking policy base and declining new business production.

Notes payable decreased 14% in 2000 compared to 1999. During 2000, the Company repaid $2,025,000 of its debt. Included in this amount were principal payments of $ 2,000,000 on affiliated notes with UTG and a payment of $25,000 to retire the remaining principal on its nonaffiliated senior debt. At December 31, 2000, FCC had $12,839,193 in notes payable.

(c) Shareholders’ Equity

Total shareholders’ equity decreased only slightly in 2000 compared to 1999. This decline was mainly attributable to the Company’s net loss of $1,846,840. In addition, the Company’s accumulated other comprehensive deficit, which includes unrealized holding losses on securities carried at market value, decreased by $1,827,297 in 2000. As a result, shareholder’s equity decreased $34,043 in 2000 compared to 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 4% and 6% as of December 31, 2000 and 1999, respectively. Fixed maturities as a percentage of total invested assets were 74% and 80% as of December 31, 2000 and 1999, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company’s investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, a significant portion of the Company’s investment in long-term fixed maturities is reported in the financial statements at their amortized cost.

Many of the Company’s products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company’s unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was $(2,645,902), $(1,381,527) and $1,865,417 in 2000, 1999 and 1998, respectively. Reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows. The net cash provided by operating activities plus policyholder contract deposits less policyholder contract withdrawals equaled $(883,982) in 2000, $1,571,847 in 1999 and $4,943,632 in 1998. Management utilizes this measurement of cash flows as an indicator of the performance of the Company’s insurance operations.

Cash provided by (used in) investing activities was $(3,814,275), $(4,974,503) and $5,556,955, for 2000, 1999 and 1998, respectively. The most significant aspect of cash provided by (used in) investing activities are the fixed maturity transactions. Fixed maturities account for 43%, 68% and 84% of the total cost of investments acquired in 2000, 1999 and 1998, respectively. The Company has not directed its investable funds to so-called “junk bonds” or derivative investments.

In 1999, the Company began investing more of its funds in mortgage loans. This is the result of its affiliation with First Southern Funding and its affiliates (“FSF”), which includes a bank, First Southern National Bank (“FSNB”). FSNB has been able to provide the Company with additional expertise and experience in underwriting commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market. During 2000, the Company issued approximately $21,863,000 in new mortgage loans. All but $80,000 of these new loans were generated through FSNB and its personnel and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The loans issued in 2000 had an average yield of approximately 9%. The Company anticipates continuing to primarily invest in mortgage loans and government agency bonds for the short period. All mortgage loans held by the Company are first position loans. The Company has no loans that are in default and in the process of foreclosure at December 31, 2000.

Net cash provided by (used in) financing activities was $(347,279), $370,651 and $2,625,897 for 2000, 1999 and 1998, respectively. The Company continues to pay down on its outstanding debt. Such payments are included within this category.

Policyholder contract deposits decreased 10% in 2000 compared to 1999, and decreased 8% in 1999 when compared to 1998. The decrease in policyholder contract deposits relates to the decline in new business production experienced in the last few years by the Company. Policyholder contract withdrawals have decreased 2% in 2000 compared to 1999, and decreased 10% in 1999 compared to 1998. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 2000, FCC had $12,839,193 in notes payable. During 2000, the Company repaid $2,025,000 of its debt. Included in this amount were principal payments of $ 2,000,000 on affiliated notes with UTG and a payment of $25,000 to retire the remaining principal on its nonaffiliated senior debt.

Since FCC is a holding company, funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC’s cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and its earnings received on invested assets and cash balances. At December 31, 2000, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company’s insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the company is domiciled. UG’s dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 2000, UG had a statutory gain from operations of $75,150. At December 31, 2000, UG’s statutory capital and surplus amounted to $14,288,015. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation. UG paid ordinary dividends of $2,000,000 to FCC during 2000.

A life insurance company’s statutory capital is computed according to rules prescribed by the National Association of Insurance Commissioners (“NAIC”), as modified by the insurance company’s state of domicile. Statutory accounting rules are different from generally accepted accounting principles and are intended to reflect a more conservative view by, for example, requiring immediate expensing of policy acquisition costs. The achievement of long-term growth will require growth in the statutory capital of the Company’s insurance subsidiaries. The subsidiaries may secure additional statutory capital through various sources, such as internally generated statutory earnings or equity contributions by the Company from funds generated through debt or equity offerings.

The NAIC’s risk-based capital requirements require insurance companies to calculate and report information under a risk-based capital formula. The risk-based capital formula measures the adequacy of statutory capital and surplus in relation to investment and insurance risks such as asset quality, mortality and morbidity, asset and liability matching and other business factors. The RBC formula is used by state insurance regulators as an early warning tool to identify, for the purpose of initiating regulatory action, insurance companies that potentially are inadequately capitalized. In addition, the formula defines new minimum capital standards that will supplement the current system of low fixed minimum capital and surplus requirements on a state-by-state basis. Regulatory compliance is determined by a ratio of the insurance company’s regulatory total adjusted capital, as defined by the NAIC, to its authorized control level RBC, as defined by the NAIC. Insurance companies below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective action.

The levels and ratios are as follows:

                                                      Ratio of Total Adjusted Capital to
                                                       Authorized Control Level RBC
           Regulatory Event                               (Less Than or Equal to)
           ----------------                           -------------------------------

    Company action level                                            2*
    Regulatory action level                                         1.5
    Authorized control level                                        1
    Mandatory control level                                         0.7
    * Or, 2.5 with negative trend.

At December 31, 2000, each of the insurance subsidiaries has a Ratio that is in excess of 4, which is 400% of the authorized control level; accordingly, the insurance subsidiaries meet the RBC requirements.

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

REGULATORY ENVIRONMENT

The Company’s insurance subsidiaries are assessed contributions by life and health guaranty associations in almost all states to indemnify policyholders of failed companies. In several states the company may reduce premium taxes paid to recover a portion of assessments paid to the states’ guaranty fund association. This right of “offset” may come under review by the various states, and the company cannot predict whether and to what extent legislative initiatives may affect this right to offset. Also, some state guaranty associations have adjusted the basis by which they assess the cost of insolvencies to individual companies. The Company believes that its reserve for future guaranty fund assessments is sufficient to provide for assessments related to known insolvencies. This reserve is based upon management’s current expectation of the availability of this right of offset, known insolvencies and state guaranty fund assessment bases. However, changes in the basis whereby assessments are charged to individual companies and changes in the availability of the right to offset assessments against premium tax payments could materially affect the company’s results.

Currently, the Company’s insurance subsidiaries are subject to government regulation in each of the states in which they conduct business. Such regulation is vested in state agencies having broad administrative power dealing with all aspects of the insurance business, including the power to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments. Insurance regulation is concerned primarily with the protection of policyholders. The Company cannot predict the impact of any future proposals, regulations or market conduct investigations. The Company’s insurance subsidiaries, UG, APPL and ABE are domiciled in the states of Ohio, West Virginia and Illinois, respectively.

The insurance regulatory framework continues to be scrutinized by various states, the federal government and the National Association of Insurance Commissioners (“NAIC”). The NAIC is an association whose membership consists of the insurance commissioners or their designees of the various states. The NAIC has no direct regulatory authority over insurance companies, however its primary purpose is to provide a more consistent method of regulation and reporting from state to state. This is accomplished through the issuance of model regulations, which can be adopted by individual states unmodified, modified to meet the state’s own needs or requirements, or dismissed entirely.

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

At year-end 2000, UG had one ratio outside the normal range. The ratio is related to the decrease in premium income. The decrease was attributable to the continued business decline in new business writings combined with a decrease in renewal premiums from normal terminations of existing business. As a result, UG fell slightly outside the normal range for this ratio.

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

Congress recently passed the Gramm-Leach-Bliley Financial Services Modernization Act, which requires financial institutions, including all insurers, to take certain steps to enhance privacy protections of nonpublic personal information for consumers. The new law is one of the most sweeping systems of privacy protection and regulation ever imposed in our nation’s history. It requires financial companies to tell consumers how their financial information is protected, and what a company’s financial information sharing practices are, both within a corporate family and with unrelated third parties. Companies must inform their customers of their privacy policies and practices at the start of their business relationship, and then at least once a year for the duration of the relationship. Companies also must disclose the types of information that are shared. The privacy protections under the act became effective November 13, 2000. Financial institutions will have until July 1, 2001, to establish and implement privacy policies. The Company has been monitoring developments regarding this new act and analyzing options and requirements to determine the best method to comply with these new requirements.

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

A task force of the NAIC undertook a project to codify a comprehensive set of statutory insurance accounting rules and regulations. Project results were recently approved by the NAIC with an implementation date of January 1, 2001. Individual states in which the Company does business must implement these new rules for them to become effective. Specific recommendations have been set forth in papers issued by the NAIC. The NAIC continues to modify and amend these papers. The Company has monitored the process and has determined codification would not have a material financial impact on the Company’s financial position or results of operations. The Company will continue to monitor this issue as changes and new proposals are made.

ACCOUNTING AND LEGAL DEVELOPMENTS

The FASB has issued SFAS 138 entitled, Accounting for Derivative Instruments and Hedging Activities, as an amendment to SFAS 133 of the same title, SFAS 139 entitled, Rescission of FASB Statement No. 53 (Financial Reporting by Producers and Distributors of Motion Picture Films) and amendments to FASB Statements No. 63, 89, and 121, and SFAS 140 entitled, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which is a replacement of SFAS 125 of the same title. The adoption of Statements of Financial Accounting Standards No. 138, 139 and 140, did not affect the Company’s financial position or results of operations, since the Company has no derivative or hedging type investments, and has not had any transactions relating to the above mentioned pronouncements.

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

Listed below are the financial statements included in this Part of the Annual Report on SEC Form 10-K:

                                                                               Page No.
                                                                               --------
FIRST COMMONWEALTH CORPORATION AND CONSOLIDATED SUBSIDIARIES

    Independent Auditors' Report for the

    Notes to Consolidated Financial Statements.................................. 41-63

Independent Auditors' Report

Board of Directors and Shareholders
First Commonwealth Corporation

       We have audited the accompanying consolidated balance sheets of First Commonwealth Corporation (a Virginia corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of First Commonwealth Corporation and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

       We have also audited Schedule I as of December 31, 2000, and Schedules II, IV and V as of December 31, 2000 and 1999, of First Commonwealth Corporation and subsidiaries and Schedules II, IV and V for each of the three years in the period then ended. In our opinion, these schedules present fairly, in all material respects, the information required to be set forth therein.

               KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 9, 2001

FIRST COMMONWEALTH CORPORATION
CONSOLIDATED BALANCE SHEETS
As of December 31, 2000 and 1999

                               ASSETS
                                                                          2000          1999
                                                                       -----------   ------------
Investments:
   Fixed maturities held to maturity, at amortized cost
     (market $122,623,563 and $142,675,019)                          $ 121,922,963 $ 144,751,111
   Investments held for sale:
     Fixed maturities, at market (cost $42,914,186 and $31,415,026)     43,128,280    30,191,357
     Equity securities, at market (cost $5,410,207 and $2,886,315)       5,126,271     2,165,556
   Mortgage loans on real estate at amortized cost                      32,896,671    15,483,772
   Investment real estate, at cost, net of accumulated depreciation      3,733,357     6,255,569
   Real estate acquired in satisfaction of debt                                  0     1,550,000
   Policy loans                                                         14,090,900    14,151,113
   Other long-term investments                                             200,000       906,278
   Short-term investments                                                1,654,567     2,200,000
                                                                       -----------   ------------
                                                                       222,753,009   217,654,756

Cash and cash equivalents                                               12,960,007    19,767,463
Investment in parent                                                       350,000       350,000
Receivable from affiliate                                                  291,934       154,618
Accrued investment income                                                3,461,199     3,418,299
Reinsurance receivables:
   Future policy benefits                                               35,083,244    36,117,010
   Policy claims and other benefits                                      3,911,258     3,806,382
Cost of insurance acquired                                              15,370,289    16,555,596
Deferred policy acquisition costs                                        7,853,496     9,777,536
Cost in excess of net assets purchased,
  net of accumulated amortization                                        7,647,847     8,152,229
Income taxes receivable:
   Current                                                                 195,068       422,816
   Deferred                                                              1,148,545     1,029,986
Property and equipment, net of accumulated depreciation                  2,567,619     2,814,601
Other assets                                                               648,002       853,731
                                                                       -----------   ------------
       Total assets                                                  $ 314,241,517 $ 320,875,023
                                                                       ===========   ============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
   Future policy benefits                                            $ 248,089,964 $ 252,490,695
   Policy claims and benefits payable                                    2,639,248     2,773,309
   Other policyholder funds                                              1,445,857     1,627,341
   Dividend and endowment accumulations                                 13,416,427    14,269,574
Notes payable                                                           12,839,193    14,864,193
Other liabilities                                                        5,357,543     4,204,410
                                                                       -----------   ------------
       Total liabilities                                               283,788,232   290,229,522
                                                                       -----------   ------------
Minority interests in consolidated subsidiaries                          1,326,992     1,485,165
                                                                       -----------   ------------

Shareholders' equity:
Common stock - $1 par value per share.
   Authorized 62,500 shares - 54,393 and 54,538 shares issued
   and outstanding after deducting treasury shares of  1,092 and 947        54,393        54,538
Additional paid-in capital                                              51,861,366    51,875,721
Accumulated deficit                                                    (22,701,428)  (20,854,588)
Accumulated other comprehensive deficit                                    (88,038)   (1,915,335)
                                                                       -----------   ------------
       Total shareholders' equity                                       29,126,293    29,160,336
                                                                       -----------   ------------
       Total liabilities and shareholders' equity                    $ 314,241,517 $ 320,875,023
                                                                       ===========   ============

                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
Three Years Ended December 31, 2000

                                                       2000          1999          1998
                                                    -----------   ------------  ------------

Revenues:

   Premiums and policy fees                       $ 23,045,858  $  25,559,708 $  30,938,609
   Reinsurance premiums and policy fees             (3,556,172)    (3,978,565)   (4,542,532)
   Net investment income                            15,869,597     14,498,500    15,069,404
   Realized investment losses, net                    (260,078)      (530,894)     (851,822)
   Other income                                        132,843        210,422        17,937
                                                    -----------   ------------  ------------
                                                    35,232,048     35,759,171    40,631,596

Benefits and other expenses:

   Benefits, claims and settlement expenses:
      Life                                          23,798,002     23,301,541    23,947,110
      Reinsurance benefits and claims               (3,376,091)    (3,610,459)   (2,498,945)
      Annuity                                        1,210,783      1,390,592     1,463,002
      Dividends to policyholders                     1,003,954      1,170,710     3,431,238
   Commissions and amortization of deferred
      policy acquisition costs                       2,834,313      3,759,898     7,079,529
   Amortization of cost of insurance acquired        1,185,307      1,072,773     1,026,137
   Operating expenses                                9,304,655      7,499,188    10,898,004
   Interest expense                                  1,243,819      1,344,888     1,618,498
                                                    -----------   ------------  ------------
                                                    37,204,742     35,929,131    46,964,573
                                                    -----------   ------------  ------------

Loss before income taxes and minority interest      (1,972,694)      (169,960)   (6,332,977)
Income tax credit (expense)                             90,811       (170,957)    4,466,691
Minority interest in (income) loss
   of consolidated subsidiaries                         35,043        (37,040)      (83,539)
                                                    -----------   ------------  ------------
Net loss                                          $ (1,846,840) $    (377,957)$  (1,949,825)
                                                    ===========   ============  ============

Basic loss per share from continuing operations
   and net loss                                   $     (33.90) $       (6.93)$      (35.74)
                                                    ===========   ============  ============

Basic weighted average shares outstanding               54,485         54,539        54,550
                                                    ===========   ============  ============

                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
Three Years Ended December 31, 2000

                                                2000                          1999                          1998
                                             -------------------------     -------------------------     -------------------------

Common stock
   Balance, beginning of year              $      54,538                 $      54,539                 $      54,616
   Issued during year                                  0                             0                           (61)
   Treasury shares acquired                         (145)                           (1)                          (16)
                                             ------------                  ------------                  ------------
   Balance, end of year                    $      54,393                 $      54,538                 $      54,539
                                             ============                  ============                  ============

Additional paid-in capital
   Balance, beginning of year              $  51,875,721                 $  51,875,820                 $  51,877,243
   Issued during year                                  0                             0                            61
   Treasury shares acquired                      (14,355)                          (99)                       (1,484)
                                             ------------                  ------------                  ------------
   Balance, end of year                    $  51,861,366                 $  51,875,721                 $  51,875,820
                                             ============                  ============                  ============

Accumulated deficit
   Balance, beginning of year              $ (20,854,588)                $ (20,476,631)                $ (18,526,806)
   Net loss                                   (1,846,840)$ (1,846,840)        (377,957)$   (377,957)      (1,949,825)$ (1,949,825)
                                             ------------                  ------------                  ------------
   Balance, end of year                    $ (22,701,428)                $ (20,854,588)                $ (20,476,631)
                                             ============                  ============                  ============

Accumulated other comprehensive deficit
   Balance, beginning of year              $  (1,915,335)                $    (631,344)                $    (198,630)
   Other comprehensive income (deficit)
    Unrealized holding gain (loss) on
     securities                                1,874,584    1,874,584       (1,317,553)  (1,317,553)        (440,592)    (440,592)
    Minority interest in unrealized holding
     (gain) loss on securities                   (47,287)     (47,287)          33,562       33,562            7,878        7,878
                                             ------------  -----------     ------------  -----------     ------------  -----------
   Comprehensive deficit                                 $    (19,543)                 $ (1,661,948)                 $ (2,382,539)
                                                           ===========                   ===========                   ===========
   Balance, end of year                    $     (88,038)                $  (1,915,335)                $    (631,344)
                                             ============                  ============                  ============

Total shareholders' equity, end of year    $  29,126,293                 $  29,160,336                 $  30,822,384
                                             ============                  ============                  ============

                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2000

                                                              2000         1999         1998
                                                           ----------   ----------   ----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                             $ (1,846,840) $  (377,957) $(1,949,825)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities net
     of changes in assets and liabilities resulting
     from the sales and purchases of subsidiaries:
    Amortization/accretion of fixed maturities               152,917      489,491      603,904
    Realized investment (gains) losses, net                  260,078      530,894      851,822
    Policy acquisition costs deferred                       (273,000)    (720,000)    (892,000)
    Amortization of deferred policy acquisition costs      2,197,040    2,783,012    5,797,172
    Amortization of cost of insurance acquired             1,185,307    1,072,773    1,026,137
    Amortization of costs in excess of net assets purchased  403,664      432,550      443,664
    Depreciation                                             424,591      480,505      480,532
    Minority interest                                        (35,043)      37,040       83,539
    Charges for mortality and administration of
      universal life and annuity products                (10,151,024) (10,696,014) (10,771,795)
    Interest credited to account balances                  6,109,491    6,300,667    7,014,683
    Change in accrued investment income                      (42,900)     102,782      109,692
    Change in reinsurance receivables                        928,890      606,509      813,283
    Change in policy liabilities and accruals             (3,289,810)  (1,255,020)     945,118
    Change in income taxes                                   109,189     (351,803)  (4,477,246)
    Change in indebtedness (to) from affiliates, net        (137,316)    (198,112)      16,344
    Change in other assets and liabilities, net            1,358,864     (618,844)   1,770,393
                                                           ----------   ----------   ----------
Net cash provided by (used in) operating activities       (2,645,902)  (1,381,527)   1,865,417
                                                          ----------   ----------   ----------

Cash flows from investing activities:
   Proceeds from investments sold and matured:
    Fixed maturities held for sale matured                 5,607,700    1,430,000      164,520
    Fixed maturities sold                                          0            0            0
    Fixed maturities matured                              27,103,149   31,032,290   54,642,223
    Equity securities                                        189,270            0      450,000
    Mortgage loans                                         4,279,622    4,715,678    1,785,859
    Real estate                                            4,470,385    2,705,093    1,716,124
    Policy loans                                           2,918,627    3,169,753    3,661,834
    Other long-term investments                              906,278            0            0
    Short-term                                             1,042,826    1,336,251    1,593,749
                                                          ----------   ----------   ----------
    Total proceeds from investments sold and matured      46,517,857   44,389,065   64,014,309
   Cost of investments acquired:
    Fixed maturities held for sale                       (19,996,972) (31,366,755)           0
    Fixed maturities                                      (1,486,255)  (2,020,803) (48,745,594)
    Equity securities                                     (2,669,899)    (161,255)     (79,053)
    Mortgage loans                                       (21,862,521)  (9,257,836)  (3,667,061)
    Real estate                                             (652,331)    (635,303)  (1,346,299)
    Policy loans                                          (2,858,415)  (3,186,825)  (3,588,686)
    Other long-term investments                             (200,000)           0      (66,212)
    Short-term                                              (497,393)  (2,500,000)    (850,000)
                                                          ----------   ----------   ----------
   Total cost of investments acquired                    (50,223,786) (49,128,777) (58,342,905)
   Purchase of property and equipment                       (108,346)    (234,791)    (114,449)
                                                          ----------   ----------   ----------
 Net cash provided by (used in) investing activities      (3,814,275)  (4,974,503)   5,556,955
                                                          ----------   ----------   ----------

Cash flows from financing activities:
    Policyholder contract deposits                        12,724,345   14,176,188   15,480,745
    Policyholder contract withdrawals                    (10,962,425) (11,222,814) (12,402,530)
    Net cash transferred from coinsurance assumed                  0            0      420,790
    Proceeds from notes payable                                    0            0    9,408,099
    Payments of principal on notes payable                (2,025,000)  (2,505,800) (10,279,707)
    Purchase of stock of affiliates                          (69,699)     (76,823)           0
    Purchase of treasury shares                              (14,500)        (100)      (1,500)
                                                          ----------   ----------   ----------
Net cash provided by (used in) financing activities         (347,279)     370,651    2,625,897
                                                          ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents      (6,807,456)  (5,985,379)  10,048,269
Cash and cash equivalents at beginning of year            19,767,463   25,752,842   15,704,573
                                                          ----------   ----------   ----------
Cash and cash equivalents at end of year                $ 12,960,007 $ 19,767,463 $ 25,752,842
                                                          ==========   ==========   ==========
                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION>BR> NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.   ORGANIZATION - At December 31, 2000, the parent, significant majority-owned subsidiaries and affiliates of First Commonwealth Corporation were as depicted on the following organizational chart.

The Company’s significant accounting policies, consistently applied in the preparation of the accompanying consolidated financial statements, are summarized as follows:

B.  NATURE OF OPERATIONS - First Commonwealth Corporation is an insurance holding company, which sells insurance products through its insurance subsidiaries. The Company’s principal market is the Midwestern United States. The Company’s dominant business is individual life insurance which includes the servicing of existing insurance business in force, the solicitation of new individual life insurance and the acquisition of other companies in the insurance business.

C.  BUSINESS SEGMENTS - The Company has only one significant business segment - insurance.

D.  BASIS OF PRESENTATION - The financial statements of First Commonwealth Corporation’s life insurance subsidiaries have been prepared in accordance with generally accepted accounting principles which differ from statutory accounting practices permitted by insurance regulatory authorities.

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

Investments held for sale -- at current market value, unrealized appreciation or depreciation is charged directly to shareholders’ equity.

Mortgage loans on real estate -- at unpaid balances, adjusted for amortization of premium or discount, less allowance for possible losses.

Real estate – Investment real estate at cost less allowance for depreciation and, as appropriate, provisions for possible losses. Foreclosed real estate is adjusted for any impairment at the foreclosure date. Accumulated depreciation on investment real estate was $251,766 and $1,824,484 as of December 31, 2000 and 1999, respectively.

Policy loans -- at unpaid balances including accumulated interest but not in excess of the cash surrender value.

Other long-term investments -- at cost.

Short-term investments -- at cost, which approximates current market value.

Realized gains and losses on sales of investments are recognized in net income on the specific identification basis.

Unrealized gains and losses on investments carried at market value are recognized in other comprehensive income on the specific identification basis.

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

I.  FUTURE POLICY BENEFITS AND EXPENSES - The liabilities for traditional life insurance and accident and health insurance policy benefits are computed using a net level method. These liabilities include assumptions as to investment yields, mortality, withdrawals, and other assumptions based on the life insurance subsidiaries’ experience adjusted to reflect anticipated trends and to include provisions for possible unfavorable deviations. The Company makes these assumptions at the time the contract is issued or, in the case of contracts acquired by purchase, at the purchase date. Future policy benefits for individual life insurance and annuity policies are computed using interest rates ranging from 2% to 6% for life insurance and 2.5% to 9.25% for annuities. Benefit reserves for traditional life insurance policies include certain deferred profits on limited-payment policies that are being recognized in income over the policy term. Policy benefit claims are charged to expense in the period that the claims are incurred. Current mortality rate assumptions are based on 1975-80 select and ultimate tables. Withdrawal rate assumptions are based upon Linton B or Linton C, which are industry standard actuarial tables for forecasting assumed policy lapse rates.

Benefit reserves for universal life insurance and interest sensitive life insurance products are computed under a retrospective deposit method and represent policy account balances before applicable surrender charges. Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances. Interest crediting rates for universal life and interest sensitive products range from 4.5% to 5.5% for the years ended December 31, 2000, 1999 and 1998, respectively.

J.   POLICY AND CONTRACT CLAIMS - Policy and contract claims include provisions for reported claims in process of settlement, valued in accordance with the terms of the policies and contracts, as well as provisions for claims incurred and unreported based on prior experience of the Company. Incurred but not reported claims were $900,114 and $831,373 as of December 31, 2000 and 1999, respectively.

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

                                                2000             1999             1998
                                            -------------    -------------    -------------
      Cost of insurance acquired,
      Beginning of year                   $  16,555,596     $ 17,628,369    $   18,654,506
         Interest accretion                   1,423,266        1,495,074         1,555,706
        Amortization                         (2,608,573)      (2,567,847)       (2,581,843)
                                            -------------    -------------    -------------
        Net amortization                     (1,185,307)      (1,072,773)       (1,026,137)
                                            -------------    -------------    -------------
      Cost of insurance acquired,
        end of year                       $  15,370,289    $  16,555,596    $   17,628,369
                                            =============    =============    =============

Estimated net amortization expense of cost of insurance acquired for the next five years is as follows:

                                                      Interest                     Net
                                                     Accretion  Amortization   Amortization
                                                     ---------  ------------   ------------

         2001                                      $ 1,334,000  $  2,450,000    $ 1,116,000                         1,116,000
         2002                                        1,243,000     2,202,000        959,000
         2003                                        1,162,000     1,976,000        814,000
         2004                                        1,092,000     1,774,000        682,000
         2005                                        1,033,000     1,622,000        589,000

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

For universal life insurance and interest sensitive life insurance products, acquisition costs are being amortized generally in proportion to the present value of expected gross profits from surrender charges and investment, mortality, and expense margins. Under SFAS No. 97, “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments,” the Company makes certain assumptions regarding the mortality, persistency, expenses, and interest rates it expects to experience in future periods. These assumptions are to be best estimates and are to be periodically updated whenever actual experience and/or expectations for the future change from initial assumptions. The amortization is adjusted retrospectively when estimates of current or future gross profits to be realized from a group of products are revised.

The following table summarizes deferred policy acquisition costs and related data for the years shown.

                                              2000              1999             1998
                                          --------------   ---------------   --------------
      Deferred, beginning of year       $   9,777,536    $  11,840,548     $  16,745,720

      Acquisition costs deferred:
        Commissions                           184,000          566,000           690,000
        Other expenses                         89,000          154,000           202,000
                                          --------------   ---------------   --------------
        Total                                 273,000          720,000           892,000

      Interest accretion                      328,000          436,000           758,000
      Amortization charged to income       (2,525,040)      (3,219,012)       (3,572,172)
                                          --------------   ---------------   --------------
        Net amortization                   (2,197,040)      (2,783,012)       (2,814,172)
      Amortization due to impairment                0                0        (2,983,000)

                                          --------------   ---------------   --------------
        Change for the year                (1,924,040)      (2,063,012)       (4,905,172)
                                          --------------   ---------------   --------------

      Deferred, end of year             $   7,853,496    $   9,777,536     $  11,840,548
                                          ==============   ===============   ==============

Traditional life insurance acquisition costs are being amortized over the premium-paying period of the related policies using assumptions consistent with those used in computing policy benefit reserves.

The following table reflects the components of the income statement for the line item commissions and amortization of deferred policy acquisition costs.

                                                      2000          1999          1998
                                                 ------------- ------------- --------------

         Net amortization of deferred
           policy acquisition costs                $ 2,197,040   $ 2,783,012    $ 5,797,172
         Commissions                                   637,273       976,886      1,282,357
                                                   -----------      --------     ----------
           Total                                   $ 2,834,313   $ 3,759,898    $ 7,079,529
                                                    ==========    ==========     ==========
Estimated net amortization expense of deferred policy acquisition costs for the next five years is as follows:
                                                      Interest                          Net
                                                     Accretion  Amortization   Amortization
                                                     ---------  ------------   ------------

         2001                                       $  277,000  $  1,875,000   $  1,598,000
         2002                                          247,000     1,659,000      1,412,000
         2003                                          220,000     1,466,000      1,246,000
         2004                                          196,000     1,294,000      1,098,000
         2005                                          175,000     1,140,000        965,000

M.  COST IN EXCESS OF NET ASSETS PURCHASED - Cost in excess of net assets purchased is the excess of the amount paid to acquire a company over the fair value of its net assets. Costs in excess of net assets purchased are amortized on the straight-line basis over a 40-year period. Management continually reviews the value of goodwill based on estimates of future earnings. As part of this review, management determines whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If management were to determine that changes in such projected cash flows no longer supported the recoverability of goodwill over the remaining amortization period, the carrying value of goodwill would be reduced with a corresponding charge to expense (no such changes have occurred). Accumulated amortization of cost in excess of net assets purchased was $7,251,856 and $6,848,192 as of December 31, 2000 and 1999, respectively.

N.  PROPERTY AND EQUIPMENT – Company- occupied property, data processing equipment and furniture and office equipment are stated at cost less accumulated depreciation of $5,044,143 and $4,688,815 at December 31, 2000 and 1999, respectively. Depreciation is computed on a straight-line basis for financial reporting purposes using estimated useful lives of three to 30 years. Depreciation expense was $355,328, $352,449 and $334,372 for the years ended December 31, 2000, 1999 and 1998 respectively.

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

Q.  TREASURY SHARES – The Company holds 1,092 and 947 shares of common stock as treasury shares with a cost basis of $3,478,600 and $3,464,100 at December 31, 2000 and 1999, respectively.

R.  PARTICIPATING INSURANCE - Participating business represents 23% and 31% of the ordinary life insurance in force at December 31, 2000 and 1999, respectively. Premium income from participating business represents 27%, 29%, and 39% of total premiums for the years ended December 31, 2000, 1999 and 1998, respectively. The amount of dividends to be paid is determined annually by the respective insurance subsidiary’s Board of Directors. Earnings allocable to participating policyholders are based on legal requirements that vary by state.

S.  RECOGNITION OF REVENUES AND RELATED EXPENSES - Premiums for traditional life insurance products, which include those products with fixed and guaranteed premiums and benefits, consist principally of whole life insurance policies, and certain annuities with life contingencies are recognized as revenues when due. Limited payment life insurance policies defer gross premiums received in excess of net premiums, which is then recognized in income in a constant relationship with insurance in force. Accident and health insurance premiums are recognized as revenue pro rata over the terms of the policies. Benefits and related expenses associated with the premiums earned are charged to expense proportionately over the lives of the policies through a provision for future policy benefit liabilities and through deferral and amortization of deferred policy acquisition costs. For universal life and investment products, generally there is no requirement for payment of premium other than to maintain account values at a level sufficient to pay mortality and expense charges. Consequently, premiums for universal life policies and investment products are not reported as revenue, but as deposits. Policy fee revenue for universal life policies and investment products consists of charges for the cost of insurance and policy administration fees assessed during the period. Expenses include interest credited to policy account balances and benefit claims incurred in excess of policy account balances.

T.  RECLASSIFICATIONS - Certain prior year amounts have been reclassified to conform to the 2000 presentation. Such reclassifications had no effect on previously reported net loss, total assets, or shareholders’ equity.

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

2. SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 2000, substantially all of consolidated shareholders’ equity represents net assets of FCC’s subsidiaries. The payment of cash dividends to shareholders by FCC is not legally restricted. However, the state insurance department regulates insurance company dividend payments where the company is domiciled. UG’s dividend limitations are described below.

Ohio domiciled insurance companies require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 2000, UG had a statutory gain from operations of $75,150. At December 31, 2000, UG’s statutory capital and surplus amounted to $14,288,015. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

3. INCOME TAXES

Until 1984, the insurance companies were taxed under the provisions of the Life Insurance Company Income Tax Act of 1959 as amended by the Tax Equity and Fiscal Responsibility Act of 1982. These laws were superseded by the Deficit Reduction Act of 1984. All of these laws are based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Under the provision of the pre-1984 life insurance company income tax regulations, a portion of “gain from operations” of a life insurance company was not subject to current taxation but was accumulated, for tax purposes, in a special tax memorandum account designated as “policyholders’ surplus account”. Federal income taxes will become payable on this account at the then current tax rate when and if distributions to shareholders, other than stock dividends and other limited exceptions, are made in excess of the accumulated previously taxed income maintained in the “shareholders surplus account”.

The following table summarizes the companies with this situation and the maximum amount of income, which has not been taxed in each.

                      Shareholders'      Untaxed
     Company             Surplus         Balance
-------------------   --------------    -----------
       ABE         $      5,184,125  $   1,149,693
       APPL               6,603,229      1,525,367
        UG               29,915,735      4,363,821
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

Life insurance company taxation is based primarily upon statutory results with certain special deductions and other items available only to life insurance companies. Income tax expense consists of the following components:

                                      2000             1999             1998
                                  -------------    -------------    -------------
Current tax expense            $       27,748   $           941  $       99,003

Deferred tax expense (credit)        (118,559)          170,016      (4,565,694)
                                  -------------    -------------    -------------
                               $      (90,811)  $       170,957  $   (4,466,691)
                                  =============    =============    =============

The Companies have net operating loss carryforwards for federal income tax purposes expiring as follows:

                         UG            FCC
                     -----------   ------------
      2007        $           0 $      190,401
      2008                    0          4,595
      2009                    0        168,800
      2010                    0         19,112
      2019            2,046,214              0
      2020                    0        631,324
                     -----------   ------------
     TOTAL        $   2,046,214 $    1,014,232
                     ===========   ============

The Company has established a deferred tax asset of $1,071,156 for its operating loss carryforwards and has established an allowance of $354,981. UG must average approximately $110,000 of taxable income per year to fully realize the net operating loss carryforward for which no allowance is established. Management believes future earnings of UG will be sufficient to fully utilize this net operating loss carryforward.

The Company has established a deferred tax asset of $24,445 for its total unrealized losses on investments of $69,842, and has established an allowance of $24,445. The total allowances established on deferred tax assets decreased $561,899 in 2000.

The provision or (credit) for income taxes differed from the amounts computed by applying the applicable United States statutory rate of 35% to the loss before taxes as a result of the following differences:

                                                  2000            1999            1998
                                              --------------  -------------   -------------
Tax computed at statutory rate              $   (690,443)   $    (59,486)    $  (2,216,542)
Changes in taxes due to:
  Cost in excess of net assets purchased         141,282         151,393           155,282
  Current year loss for which no benefit
   realized                                      546,231               0                 0
  Benefit of prior losses                       (139,061)         (6,309)       (2,587,353)
  Other                                           51,180          85,359           181,922
                                              --------------  -------------   -------------
Income tax expense (credit)                 $    (90,811)    $   170,957     $  (4,466,691)
                                              ==============  =============   =============

The following table summarizes the major components, which comprise the deferred tax liability as reflected in the balance sheets:

                                        2000              1999
                                     ------------     -------------
Investments                      $      (403,535) $      (269,500)
Deferred policy acquisition            2,748,724        3,422,138
costs
Cost of insurance acquired             5,379,601        5,794,459
Agent balances                            (6,239)         (20,381)
Property and equipment                   (68,250)         (75,250)
Due premiums                            (864,195)        (982,451)
Future policy benefits                (4,369,310)      (4,840,859)
Net operating loss carryforward         (716,175)      (1,354,382)
Other liabilities                     (1,185,691)        (839,045)
Federal tax DAC                       (1,663,475)      (1,864,715)
                                     ------------     -------------
Deferred tax liability (asset)   $    (1,148,545) $    (1,029,986)
                                     ============     =============

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A.  NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                                                December 31,
                                              ------------------------------------------------
                                                    2000           1999            1998
                                                -------------  -------------   -------------
Fixed maturities held to maturity and fixed
  Maturities held for sale                    $   11,775,706 $   11,886,968  $  12,035,619
Equity securities                                    116,327         91,429         92,196
Mortgage loans                                     1,777,374      1,078,028        859,543
Real estate                                          311,027        389,181        842,724
Policy loans                                         997,381        991,812        984,761
Other long-term investments                          655,418         63,528         62,477
Short-term investments                               156,815        147,726         29,907
Cash                                                 847,400        811,103      1,209,046
                                                -------------  -------------   -------------
Total consolidated investment income              16,637,448     15,459,775     16,116,273
Investment expenses                                 (767,851)      (961,275)    (1,046,869)
                                                -------------  -------------   -------------
Consolidated net investment income            $   15,869,597 $   14,498,500   $ 15,069,404
                                                =============  =============   =============

At December 31, 2000, the Company had a total of $1,278,000 of investments, comprised of $1,078,000 in equity securities and $200,000 in other long-term investments, which did not produce income during 2000.

The following table summarizes the Company's fixed maturity holdings and investments held for sale by major classifications:

                                                                 Carrying Value
                                                        ----------------------------------
                                                                2000             1999
                                                            -------------     ------------
Investments held for sale:
   Fixed maturities
       U.S. Government, government agencies and
        authorities                                       $   35,444,312    $  22,928,178
       State, municipalities and political subdivisions          206,006          194,166
       Collateralized mortgage obligations                     5,962,594        5,578,853
       Public utilities                                                0                0
       All other corporate bonds                               1,515,368        1,490,160
                                                            -------------     ------------
                                                          $   43,128,280    $  30,191,357
                                                            =============     ============

   Equity securities
       Banks, trust and insurance companies               $    3,139,020    $   1,308,453
       Industrial and miscellaneous                            1,987,251          857,103
                                                            -------------     ------------
                                                          $    5,126,271    $   2,165,556
                                                            =============     ============

Fixed maturities held to maturity:
   U.S. Government, government agencies and authorities   $   31,350,799    $  30,556,303
   State, municipalities and political subdivisions           15,318,605       17,440,381
   Collateralized mortgage obligations                         3,178,210        4,892,693
   Public utilities                                           27,287,454       35,812,281
   All other corporate bonds                                  44,787,895       56,049,453
                                                            -------------     ------------
                                                          $  121,922,963    $ 144,751,111
                                                            =============     ============

By insurance statute, the majority of the Company’s investment portfolio is invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called “junk bonds” or derivative investments.

Below investment grade debt securities generally provide higher yields and involve greater risks than investment grade debt securities because their issuers typically are more highly leveraged and more vulnerable to adverse economic conditions than investment grade issuers. In addition, the trading market for these securities is usually more limited than for investment grade debt securities. Debt securities classified as below-investment grade are those that receive a Standard & Poor’s rating of BB or below.

The following table summarizes by category securities held that are below investment grade at amortized cost:

    Below Investment
   Grade Investments            2000         1999         1998
-------------------------    -----------   ----------   ----------
Public Utilities           $          0  $   251,878  $   970,311
CMO                             239,165            0            0
Corporate                        23,000      276,649       47,281
                             -----------   ----------   ----------
Total                      $    262,165  $   528,527  $ 1,017,592
                             ===========   ==========   ==========

The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

                                     Cost or         Gross          Gross        Estimated
                                    Amortized      Unrealized    Unrealized       Market
2000                                  Cost           Gains         Losses          Value
-------------------------------    ------------    ----------    ------------   ------------
Investments held for sale:
  U.S. Government and govt.
    Agencies and authorities     $  35,281,562   $   245,119   $     (82,369) $  35,444,312
  States, municipalities and
    Political subdivisions             190,593        15,413               0        206,006
  Collateralized mortgage
    Obligations                      5,919,553        58,179         (15,138)     5,962,594
  Public utilities                           0             0               0              0
  All other corporate bonds          1,522,478             0          (7,110)     1,515,368
                                   ------------    ----------    ------------   ------------
                                    42,914,186       318,711        (104,617)    43,128,280
  Equity securities                  5,410,207       637,191        (921,127)     5,126,271
                                   ------------    ----------    ------------   ------------
  Total                          $  48,324,393   $   955,902   $  (1,025,744) $  48,254,551
                                   ============    ==========    ============   ============

Fixed maturities held to
maturity:
  U.S. Government and govt.
    Agencies and authorities     $  31,350,799   $   148,229   $    (282,088) $  31,216,940
  States, municipalities and
    Political subdivisions          15,318,605       299,028         (45,335)    15,572,298
  Collateralized mortgage
    Obligations                      3,178,210        35,628          (3,323)     3,210,515
  Public utilities                  27,287,454       460,241        (220,316)    27,527,379
  All other corporate bonds         44,787,895       505,860        (197,324)    45,096,431
                                   ------------    ----------    ------------   ------------
  Total                          $ 121,922,963   $ 1,448,986   $    (748,386) $ 122,623,563
                                   ============    ==========    ============   ============

                                     Cost or         Gross          Gross        Estimated
                                    Amortized      Unrealized    Unrealized       Market
1999                                  Cost           Gains         Losses          Value
-------------------------------    ------------    ----------    ------------   ------------
Investments held for sale:
  U.S. Government and govt.
    Agencies and authorities     $  23,791,634   $         0   $    (863,456) $  22,928,178
  States, municipalities and
    Political subdivisions             189,212         4,954               0        194,166
  Collateralized mortgage
    Obligations                      5,910,505             0        (331,652)     5,578,853
  Public utilities                           0             0               0              0
  All other corporate bonds          1,523,675             0         (33,515)     1,490,160
                                   ------------    ----------    ------------   ------------
                                    31,415,026         4,954      (1,228,623)    30,191,357
  Equity securities                  2,886,315        16,412        (737,171)     2,165,556
                                   ------------    ----------    ------------   ------------
  Total                          $  34,301,341   $    21,366   $  (1,965,794) $  32,356,913
                                   ============    ==========    ============   ============

Fixed maturities held to
maturity:
  U.S. Government and govt.
    Agencies and authorities     $  30,556,303   $   105,814   $  (1,490,965) $  29,171,152
  States, municipalities and
    Political subdivisions          17,440,381        85,098        (442,417)    17,083,062
  Collateralized mortgage
    Obligations                      4,892,693        78,972         (47,329)     4,924,336
  Public utilities                  35,812,281       268,532        (251,317)    35,829,496
  All other corporate bonds         56,049,453       228,223        (610,703)    55,666,973
                                   ------------    ----------    ------------   ------------
  Total                          $ 144,751,111   $   766,639   $  (2,842,731) $ 142,675,019
                                   ============    ==========    ============   ============

The amortized cost and estimated market value of debt securities at December 31, 2000, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

   Fixed Maturities Held for Sale                          Estimated
                                           Amortized        Market
         December 31, 2000                   Cost            Value
-------------------------------------     ------------    ------------
Due in one year or less                 $   6,710,854   $   6,729,550
Due after one year through five
years                                      27,159,052      27,344,469
Due after five years through ten
years                                       2,969,134       2,924,188
Due after ten years                           155,593         167,479
Collateralized mortgage obligations         5,919,553       5,962,594
                                          ------------    ------------
Total                                   $  42,914,186   $  43,128,280
                                          ============    ============

                                                           Estimated
 Fixed Maturities Held to Maturity         Amortized        Market
         December 31, 2000                   Cost            Value
-------------------------------------     ------------    ------------
Due in one year or less                 $  11,991,559   $  11,996,447
Due after one year through five years      76,936,086      77,594,176
Due after five years through ten years     25,499,449      25,469,233
Due after ten years                         4,317,659       4,353,192
Collateralized mortgage obligations         3,178,210       3,210,515
                                          ------------    ------------
Total                                   $ 121,922,963   $ 122,623,563
                                          ============    ============

An analysis of sales, maturities portfolio for the years ended December 31, 2000, 1999 and 1998, is as follows:

                                    Cost or         Gross          Gross        Proceeds
                                   Amortized      Realized       Realized         From
Year ended December 31, 2000         Cost           Gains         Losses          Sale
-------------------------------   ------------    ----------    ------------   ------------
Scheduled principal
repayments,
   calls and tenders:
     Held for sale              $   5,611,476   $        71   $      (3,847) $   5,607,700
     Held to maturity              27,047,819        59,463          (4,133)    27,103,149
Sales:
      Held for sale                         0             0               0              0
      Held to maturity                      0             0               0              0
                                  ------------    ----------    ------------   ------------
  Total                         $  32,659,295   $    59,534   $      (7,980) $  32,710,849
                                  ============    ==========    ============   ============

                                    Cost or         Gross          Gross        Proceeds
                                   Amortized      Realized       Realized         From
Year ended December 31, 1999         Cost           Gains         Losses          Sale
-------------------------------   ------------    ----------    ------------   ------------
Scheduled principal
repayments,
   calls and tenders:
     Held for sale              $   1,430,000   $         0   $           0  $   1,430,000
     Held to maturity              31,037,532        16,480         (21,722)    31,032,290
Sales:
      Held for sale                         0             0               0              0
      Held to maturity                      0             0               0              0
                                  ------------    ----------    ------------   ------------
  Total                         $  32,467,532   $    16,480   $     (21,722) $  32,462,290
                                  ============    ==========    ============   ============

                                    Cost or         Gross          Gross        Proceeds
                                   Amortized      Realized       Realized         From
Year ended December 31, 1998         Cost           Gains         Losses          Sale
-------------------------------   ------------    ----------    ------------   ------------
Scheduled principal
repayments,
   calls and tenders:
     Held for sale              $     164,161   $       359   $           0  $     164,520
     Held to maturity              54,556,915       315,965        (230,657)    54,642,223
Sales:
      Held for sale                         0             0               0              0
      Held to maturity                      0             0               0              0
                                  ------------    ----------    ------------   ------------
  Total                         $  54,721,076   $   316,324   $    (230,657) $  54,806,743
                                  ============    ==========    ============   ============

C.   INVESTMENTS ON DEPOSIT - At December 31, 2000, investments carried at approximately $13,041,000 were on deposit with various state insurance departments.

5.  DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial statements include various estimated fair value information at December 31, 2000 and 1999, as required by Statement of Financial Accounting Standards 107, Disclosure about Fair Value of Financial Instruments (“SFAS 107”). Such information, which pertains to the Company’s financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(d)  Investment real estate and real estate acquired in satisfaction of debt

An estimate of fair value is based on management’s review of the individual real estate holdings. Management utilizes sales of surrounding properties, current market conditions and geographic considerations. Management conservatively estimates the fair value of the portfolio is equal to the carrying value.

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

(f)  Other long-term investments

The Company has invested $200,000 in a joint real estate venture.

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

The estimated fair values of the Company’s financial instruments required to be valued by SFAS 107 are as follows as of December 31:

                                        2000                         1999
                             ---------------------------------------------------------
                                              Estimated                    Estimated
                                Carrying        Fair         Carrying        Fair
Assets                           Amount         Value         Amount         Value
------
                               ------------  ------------   ------------  ------------
Fixed maturities             $ 121,922,963 $ 122,623,563  $ 144,751,111 $ 142,675,019
Fixed maturities held for
 sale                           43,128,280    43,128,280     30,191,357    30,191,357
Equity securities                5,126,271     5,126,271      2,165,556     2,165,556
Mortgage loans on real
 estate                         32,896,671    32,841,254     15,483,772    14,633,879
Investment in real estate        3,733,357     3,733,357      6,255,569     6,255,569
Real estate acquired in
  Satisfaction of debt                   0             0      1,550,000     1,550,000
Policy loans                    14,090,900    14,090,900     14,151,113    14,151,113
Other long-term investments        200,000       200,000        906,278       873,089
Short-term investments           1,654,567     1,654,567      2,200,000     2,200,000

Liabilities
-----------
Notes payable                   12,839,193    12,102,720     14,864,193    14,332,751

6.  STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company’s insurance subsidiaries are domiciled in Ohio, Illinois and West Virginia and prepare their statutory-based financial statements in accordance with accounting practices prescribed or permitted by the respective insurance department. These principles differ significantly from generally accepted accounting principles. “Prescribed” statutory accounting practices include state laws, regulations, and general administrative rules, as well as a variety of publications of the National Association of Insurance Commissioners (“NAIC”). “Permitted” statutory accounting practices encompass all accounting practices that are not prescribed; such practices may differ from state to state, from company to company within a state, and may change in the future. The NAIC currently is in the process of codifying statutory accounting practices, the result of which is expected to constitute the only source of “prescribed” statutory accounting practices. The new rules promulgated by the codifying of statutory accounting practices become effective January 1, 2001. Accordingly, these uniform rules will change prescribed statutory accounting practices and will result in changes to the accounting practices that insurance enterprises use to prepare their statutory financial statements. Implementation of the codification rules will not have a material financial impact on the financial condition of the Company’s life insurance subsidiaries. UG’s total statutory shareholders’ equity was $14,288,015 and $15,022,234 at December 31, 2000 and 1999, respectively. The Company’s life insurance subsidiaries reported combined statutory operating income before taxes (exclusive of intercompany dividends) of $2,901,000, $3,843,000 and $5,485,000 for 2000, 1999 and 1998, respectively.

7.  REINSURANCE

Reinsurance contracts do not relieve the Company from its obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to the Company. The Company evaluates the financial condition of its reinsurers to minimize its exposure to significant losses from reinsurer insolvencies.

The Company assumes risks from, and reinsures certain parts of its risks with other insurers under yearly renewable term and coinsurance agreements that are accounted for by passing a portion of the risk to the reinsurer. Generally, the reinsurer receives a proportionate part of the premiums less commissions and is liable for a corresponding part of all benefit payments. While the amount retained on an individual life will vary based upon age and mortality prospects of the risk, the Company will not carry more than $125,000 individual life insurance on a single risk.

The Company has reinsured approximately $735 million, $831 million and $924 million in face amount of life insurance risks with other insurers for 2000, 1999 and 1998, respectively. Reinsurance receivables for future policy benefits were $35,083,244 and $36,117,010 at December 31, 2000 and 1999, respectively, for estimated recoveries under reinsurance treaties. Should any reinsurer be unable to meet its obligation at the time of a claim, obligation to pay such claim would remain with the Company.

Currently, the Company is utilizing reinsurance agreements with Business Mens’ Assurance Company, (“BMA”) and Life Reassurance Corporation, (“LIFE RE”) for new business. BMA and LIFE RE currently hold an “A” (Excellent), and “A++” (Superior) rating, respectively, from A.M. Best, an industry rating company. The reinsurance agreements were effective December 1, 1993, and cover all new business of the Company. The agreements are a yearly renewable term (“YRT”) treaty where the Company cedes amounts above its retention limit of $100,000 with a minimum cession of $25,000.

One of the Company’s insurance subsidiaries, UG, entered a coinsurance agreement with First International Life Insurance Company (“FILIC”) as of September 30, 1996. Under the terms of the agreement, UG ceded to FILIC substantially all of its paid-up life insurance policies. Paid-up life insurance generally refers to non-premium paying life insurance policies. During 1997, FILIC changed its name to Park Avenue Life Insurance Company (“PALIC”). PALIC and its ultimate parent The Guardian Life Insurance Company of America (“Guardian”), currently hold an “A” (Excellent), and “A+” (Superior) rating, respectively, from A.M. Best, an industry rating company. The agreement with PALIC accounts for approximately 65% of the reinsurance receivables, as of December 31, 2000.

On September 30, 1998, UG entered into a coinsurance agreement with The Independent Order of Vikings, an Illinois fraternal organization (“IOV”). Under the terms of the agreement, UG agreed to assume on a coinsurance basis, 25% of the reserves and liabilities arising from all inforce insurance contracts issued by the IOV to its members. At December 31, 2000, the IOV insurance inforce was approximately $1,712,000, with reserves being held on that amount of approximately $408,648.

On June 1, 2000, UG assumed an already existing coinsurance agreement, dated January 1, 1992, between Lancaster Life Reinsurance Company, an Arizona corporation (“LLRC”) and Investors Heritage Life Insurance Company, a corporation organized under the laws of the Commonwealth of Kentucky (“IHL”). Under the terms of the agreement, LLRC agreed to assume from IHL a 90% quota share of new issues of credit life and accident and health policies that have been written on or after January 1, 1992 through various branches of the First Southern National Banks. The maximum amount of credit life insurance that can be assumed on any one individual’s life is $15,000. UG assumed all the rights and obligations formerly held by LLRC as the reinsurer in the agreement. LLRC liquidated its charter immediately following the transfer. At December 31, 2000, IHL has insurance inforce of approximately $4,107,000.

The Company does not have any short-duration reinsurance contracts. The effect of the Company's long-duration reinsurance contracts on premiums earned in 2000, 1999 and 1998 was as follows:

                                   Shown in thousands
                     -----------------------------------------------
                         2000             1999             1998
                       Premiums         Premiums         Premiums
                        Earned           Earned           Earned
                     --------------   -------------    -------------
Direct            $        22,970  $        25,539 $         30,919
Assumed                        76               20               20
Ceded                      (3,556)          (3,978)          (4,543)
                     --------------   -------------    -------------
Net premiums      $        19,490  $        21,581 $         26,396
                     ==============   =============    =============

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

David A. Morlan and Louis Black vs. Universal Guaranty Life Insurance Company and United Trust Insurance Company, (U.S. District Court, Southern District of Illinois, No. 99-274-PER)

On April 26, 1999, the above lawsuit was filed against Universal Guaranty Life Insurance Company on behalf of the two named individuals. The plaintiffs were former insurance salesmen of United Trust Assurance Company (merged into UG in 1992). The plaintiffs are alleging that their employment status was as an employee rather than an independent contractor and allege violation of various employment laws. The plaintiffs are seeking class action status and judgement for fair and reasonable employee benefits. Class status was certified on October 26, 2000.

Since the certification of the class action, Louis Black dropped out as a class representative. Due to David Morlan having filed bankruptcy prior to instituting the action, the Court has opined that he may not maintain the action. As a result, three new class representatives have been proposed. Discovery was recently begun to determine the adequacy of the three newly proposed class representatives. Although the proposed trial month is May 2001, it would appear same is premature since questions regarding the three newly proposed class representatives have not been resolved and notification to the class has not yet occurred. As a result, a request is pending to reestablish a trial date.

UG believes it has no liability to the plaintiffs or other potential class members, has taken a meritorious position, and intends to defend the lawsuit vigorously. During the fourth quarter of 2000, the Company established a liability of $500,000 to cover estimated legal costs associated with the defense of this matter.

9.   RELATED PARTY TRANSACTIONS

Under the current structure, FCC pays a majority of the general operating expenses of the affiliated group. FCC then receives management, service fees and reimbursements from the various affiliates.

United Income, Inc. (“UII”) had a service agreement with United Security Assurance Company (“USA”). The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement remained in place without modification. USA paid UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII had a subcontract agreement with UTG to perform services and provide personnel and facilities. The services included in the agreement were claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII’s subcontract agreement with UTG states that UII pay UTG monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII were recorded in UTG’s financial statements as other income. With the merger of UII into UTG in July 1999, the sub-contract agreement ended and UTG assumed the direct contract with USA. This agreement was terminated upon the merger of USA into UG in December 1999.

USA paid $677,807 and $835,345 under their agreement with UII for 1999 and 1998, respectively. UII paid $223,753 and $501,207 under their agreement with UTG for 1999 and 1998, respectively. Additionally, UII paid FCC $30,000 and $0 in 1999 and 1998, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

UTG paid FCC $750,000, $600,000 and $0 in 2000, 1999 and 1998, respectively for reimbursement of costs attributed to UTG.

On January 1, 1993, FCC entered an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. UG paid $6,061,515, $6,251,340 and $8,018,141 to FCC in 2000, 1999 and 1998, respectively.

ABE pays fees to FCC pursuant to a cost sharing and management fee agreement. FCC provides management services for ABE to carry on its business. The agreement requires ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company subsidiaries plus a management fee based on a percentage of the actual expenses allocated to ABE. ABE paid fees of $371,211, $392,005 and $399,325 in 2000, 1999 and 1998, respectively under this agreement.

APPL has a management fee agreement with FCC whereby FCC provides certain administrative duties, primarily data processing and investment advice. APPL paid fees of $444,000, $300,000 and $300,000 in 2000, 1999 and 1998, under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles.

Since the Company’s affiliation with FSF, UG has acquired mortgage loans through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. UG pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. UG paid $34,721, $11,578 and $0 in servicing fees and $91,392, $0 and $0 in origination fees to FSNB during 2000, 1999 and 1998, respectively.

The Company reimbursed expenses incurred by Mr. Correll and Mr. Attkisson relating to travel and other costs incurred on behalf of or relating to the Company. The Company paid $96,599, $39,336 and $0 in 2000, 1999 and 1998,respectively to First Southern Bancorp, Inc. in reimbursement of such costs.

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr. Correll, in combination with other individuals, made an equity investment in UTG. Under the terms of the Stock Acquisition Agreement, the Correll group contributed their 100% ownership of North Plaza of Somerset, Inc. to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock. The Board of Directors of UTG approved the transaction at their regular quarterly board meeting held on December 7, 1999. North Plaza of Somerset, Inc. owns for investment purposes, a shopping center in Somerset, Kentucky, approximately 12,000 acres of timberland in Kentucky, and a 50% partnership interest in an additional 11,000 acres of Kentucky timberland. North Plaza has no debt. The net assets have been valued at $7,500,000, which equates to $11.00 per share for the new shares issued.

Mr. Correll is Chairman of the Board of Directors of UTG and currently UTG's largest shareholder through his ownership control of FSF and its affiliates. Mr. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Following the above transaction, as of December 31, 1999, Mr. Correll owned or controlled directly and indirectly approximately 46% of UTG. At December 31, 2000, Mr. Correll owned or controlled directly and indirectly approximately 51% of UTG.

Following necessary regulatory approval, on December 29, 1999, UG was the survivor to a merger with its 100% owned subsidiary, USA. The merger was completed as a part of management’s efforts to reduce costs and simplify the corporate structure.

On July 26, 1999, the shareholders of UTG and UII approved a merger transaction of the two companies. Prior to the merger, UTG owned 53% of UTGL99 (refers to the former United Trust Group, Inc., which was formed in February of 1992 and liquidated in July of 1999) an insurance holding company, and UII owned 47% of UTGL99. Additionally, UTG held an equity investment in UII. At the time the decision to merge was made, neither UTG nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders by creating a larger more viable life insurance holding group with lower administrative costs, a simplified corporate structure, and more readily marketable securities. Following the merger approval, UTG issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, net of any dissenter shareholders in the merger. Immediately following the merger, UTGL99, which was then 100% owned by UTG, was liquidated and UTG changed its name to United Trust Group, Inc. (“UTG”).

10.   NOTES PAYABLE

At December 31, 2000 and 1999, the Company has $12,839,193 and $14,864,193 in long term debt outstanding, respectively. The debt is comprised of the following components:

                                          2000         1999
                                       -----------  -----------
Nonaffiliated senior debt            $          0 $     25,000
Affiliated subordinated 20 yr. Notes    3,431,094    3,431,094
Other affiliated notes payable          9,408,099   11,408,099
                                       -----------  -----------
                                     $ 12,839,193 $ 14,864,193
                                       ===========  ===========

A.  Nonaffiliated senior debt

The senior debt was through National City Bank (formerly First of America Bank - Illinois NA) and was subject to a credit agreement. The debt was bearing interest at a rate equal to the “base rate” plus nine-sixteenths of one percent. The Base rate was defined as the floating daily, variable rate of interest determined and announced by National City Bank from time to time as its “base lending rate.” The base rate at the beginning of fiscal year 2000 was 8.50% with interest to be paid quarterly. During second quarter of 2000, the remaining principal balance of $25,000 was retired.

B.  Affiliated subordinated debt

The original 20-year note bears interest at the rate of 8 1/2% per annum on $3,431,094. During fiscal year 2000, no payments were made on this note.

C.  Other affiliated notes payable

All affiliated notes payable of FCC are due to its parent, UTG.

At the beginning of fiscal year 2000, FCC had borrowings of $700,000 and $300,000. These notes were bearing interest at the rate of 1% above the variable per annum rate of interest most recently published by the Wall Street Journal as the prime rate and interest was payable quarterly. In the second quarter of 2000, the remaining principal balances of $700,000 and $300,000 were retired.

In November 1997, FCC borrowed $1,000,000 to facilitate the prepayment of a May 1998 principal payment due on the senior debt. The note bears interest at the rate of 1% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on November 8, 2006. During the fourth quarter of 2000, the Company retired $500,000 of principal on this note.

In November 1998, FCC borrowed $2,608,099 to facilitate the prepayment of principal on its subordinated 10-year debt. The note bears interest at the rate of 7.50%, with interest payments due quarterly and principal due upon maturity of the note on December 31, 2005. In addition, FCC borrowed $6,300,000 to facilitate the prepayment of principal on the senior debt. This note bears interest at the rate of 9/16% over the prime rate of interest as published in the Wall Street Journal, with interest payments due quarterly and principal due upon maturity of the note on December 31, 2006. During fiscal year 2000, no payments were made on these two notes.

In December 1998, FCC borrowed $500,000 to facilitate an additional prepayment of principal on its subordinated 10-year debt. At the beginning of fiscal year 2000, the note was bearing interest at the rate of 7.50%, with interest payments due quarterly. During the second quarter of 2000, the Company retired the remaining principal balance of $500,000.

Scheduled principal reductions on the Company’s debt for the next five years is as follows:

                                      Year                   Amount
                               --------------------     -----------------
                               2001                  $                 0
                               2002                                    0
                               2003                                    0
                               2004                                    0
                               2005                            2,608,099

11.  DEFERRED COMPENSATION PLAN

UTG and FCC established a deferred compensation plan during 1993 pursuant to which an officer or agent of FCC or affiliates of UTG, could defer a portion of their income over the next two and one-half years in return for a deferred compensation payment payable at the end of seven years in the amount equal to the total income deferred plus interest at a rate of approximately 8.5% per annum and a stock option to purchase shares of common stock of UTG. At the beginning of the deferral period an officer or agent received an immediately exercisable option to purchase 2,300 shares of UTG common stock at $17.50 per share for each $25,000 ($10,000 per year for two and one-half years) of total income deferred. The option expired on December 31, 2000. A total of 105,000 options were granted in 1993 under this plan. At December 1, 2000, options for 105,000 shares remained exercisable. At December 31, 2000, all previously granted options have expired with no options being exercised, ending the stock options available through this plan. During 2000, the Company paid deferred compensation owed totaling $1,166,400. At December 31, 2000 and December 31, 1999, the Company held a liability of $116,999 and $1,283,399, respectively, relating to this plan.

12.  OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $1,264,784, $1,353,653 and $1,655,297 in interest expense for the years 2000, 1999 and 1998, respectively. The Company paid $(200,000), $516,200 and $10,630 in federal income tax for the years 2000, 1999 and 1998, respectively.

13.   CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits. The Company maintains its primary operating cash accounts with First Southern National Bank, an affiliate of First Southern Funding, LLC, the largest shareholder of UTG. In aggregate at December 31, 2000, these accounts hold approximately $3,295,000 for which there are no pledges or guarantees outside FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

14.   NEW ACCOUNTING STANDARDS

The FASB has issued SFAS 138 entitled, Accounting for Derivative Instruments and Hedging Activities, as an amendment to SFAS 133 of the same title, SFAS 139 entitled, Rescission of FASB Statement No. 53 (Financial Reporting by Producers and Distributors of Motion Picture Films) and amendments to FASB Statements No. 63, 89, and 121, and SFAS 140 entitled, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, which is a replacement of SFAS 125 of the same title. The adoption of Statements of Financial Accounting Standards No. 138, 139 and 140, did not affect the Company’s financial position or results of operations, since the Company has no derivative or hedging type investments, and has not had any transactions relating to the above mentioned pronouncements.

15.  WRITE-DOWN OF INVESTMENT REAL ESTATE

In the third quarter of 2000, the Company sold remaining real estate properties identified for disposal in prior years at a net realized gain of $728,000. In the fourth quarter 2000, remaining real estate consisted of development real estate located in Springfield, IL. In December 2000, management studied its development properties, analyzing such issues as remaining time to fully develop without over saturation, historic sales trends, management time and resources to continue development and other alternatives such as modifying current plans or discontinuing entirely. Management determined it would be in the long term best interests of the Company to discontinue development and attempt to liquidate the remaining properties. As such, a realized loss of $913,000 was recorded in December 2000 to reduce the book value of these properties to the amount management determined it would accept net of selling costs to facilitate liquidation.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                                   2000
                                 ----------------- ------------------ ------------------ -----------------
                                         1st                2nd                3rd               4th
                                     -------------      -------------     --------------     -------------
Premium and policy fees, net      $    5,337,148          5,201,585         4,470,307           4,480,646
Net investment income                  4,224,386          3,939,681         3,867,571           3,837,959
Total revenues                         9,818,600          9,186,532         8,349,765           7,877,151
Policy benefits including
 dividends                             6,201,943          5,580,580         5,206,574           5,647,551
Commissions and
  amortization of DAC and COI          1,239,870            876,936           649,180           1,253,634
Operating expenses                     2,685,721          1,614,768         2,026,587           2,977,579
Operating  income (loss)                (638,936)           797,831           167,537          (2,299,126)
Net income (loss)                       (371,009)           561,121           (16,814)         (2,020,138)
Basic earnings (loss) per share            (6.80)             10.29             (0.31)             (37.08)

                                                                   1999
                                 ----------------- ------------------ ------------------ -----------------
                                         1st                2nd                3rd               4th
                                     -------------      -------------     --------------     -------------
Premium and policy fees, net      $    6,007,511          5,705,270         5,337,120           4,531,242
Net investment income                  3,633,479          3,592,440         3,615,934           3,656,647
Total revenues                         9,686,009          9,029,285         8,936,918           8,106,959
Policy benefits including
 dividends                             6,193,473          5,970,833         5,107,765           4,980,313
Commissions and
  amortization of DAC and COI          1,376,551          1,064,328         1,063,435           1,328,357
Operating expenses                     2,039,613          1,837,828         1,784,267           1,837,480
Operating  income (loss)                (280,350)          (168,450)          652,209            (373,369)
Net income (loss)                       (148,594)          (355,116)          670,460            (544,707)
Basic earnings (loss) per share            (2.72)             (6.51)            12.29               (9.99)

                                                                   1998
                                 ----------------- ------------------ ------------------ -----------------
                                          1st                2nd               3rd               4th
                                     -------------      -------------     --------------     -------------
Premiums and policy fees, net     $    7,231,481     $    7,111,079    $    6,243,869     $     5,809,648
Net investment income                  3,731,737          3,796,112         3,802,812           3,738,743
Total revenues                        11,071,525         10,435,696         9,637,548           9,486,827
Policy benefits including
 dividends                             7,237,203          6,919,892         6,077,867           6,107,443
Commissions and
  amortization of DAC and COI          1,617,762          1,102,892         1,200,752           4,184,260
Operating expenses                     2,380,342          2,192,484         2,023,484           4,301,694
Operating income (loss)                 (560,422)          (174,918)          (63,688)         (5,533,949)
Net income (loss)                       (323,149)          (115,432)          653,733          (2,164,977)
Basic earnings (loss) per share            (5.92)             (2.12)            11.99              (39.69)

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

THE BOARD OF DIRECTORS

In accordance with the laws of Virginia and the Certificate of Incorporation and Bylaws of FCC, as amended, FCC is managed by its executive officers under the direction of the Board of Directors. The Board elects executive officers, evaluates their performance, works with management in establishing business objectives and considers other fundamental corporate matters, such as the issuance of stock or other securities, the purchase or sale of a business and other significant corporate business transactions. In the fiscal year ended December 31, 2000, the Board met five times. All directors attended at least 75% of all meetings of the board.

The Board of Directors has an Audit Committee consisting of Messrs. Albin, Collins, and Teater. The Audit Committee performs such duties as outlined in the Company's Audit Committee Charter. The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of FCC, the nature of services performed for FCC and the fees to be paid to the independent auditors, the performance of FCC's independent and internal auditors and the accounting practices of FCC. The Audit Committee also recommends to the full Board of Directors the auditors to be appointed by the Board. The Audit Committee met twice in 2000.

The compensation of FCC's executive officers is determined by the full Board of Directors see report on Executive Compensation).

Under FCC's Certificate of Incorporation, the Board of Directors may be comprised of between five and twenty-one directors. The Board currently has a fixed number of directors at eleven. Shareholders elect Directors to serve for a period of one year at FCC's Annual Shareholders' meeting.

The following information with respect to business experience of the Board of Directors has been furnished by the respective directors or obtained from the records of FCC.

AUDIT COMMITTEE REPORT TO SHAREHOLDERS

In connection with the December 31, 2000 financial statements, the audit committee: (1) reviewed and discussed the audited financial statements with management; (2) discussed with the auditors the matters required by Statement on Auditing Standards No. 61; and (3) received and discussed with the auditors the matters required by Independence Standards Board Statement No.1. Based upon these reviews and discussions, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

John S. Albin  -   Committee Chairman
John W. Collins
Robert W. Teater

DIRECTORS

Name, Age             Position with the Company, Business Experience and Other Directorships

John S. Albin  72     Director  of FCC since 1992 and UTG since  1984;  farmer in Douglas  and
                      Edgar counties,  Illinois, since 1951; Chairman of the Board of Longview
                      State Bank since 1978; President of the Longview Capitol Corporation,  a
                      bank holding  company,  since 1978;  Chairman of First  National Bank of
                      Ogden,  Illinois,  since  1987;  Chairman  of the State Bank of Chrisman since 1988;  Director  and  Secretary  of Illini  Community  Development
                      Corporation  since 1990;  Commissioner of Illinois Student Assistance
                      Commission since 1996.

Randall L. Attkisson 55 Director  of FCC and UTG since  1999;  Chief  Financial  Officer,
                      Treasurer,   Director  of  First  Southern  Bancorp,  Inc.  since  1986;
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

John W. Collins  74   Director of FCC and certain affiliate  companies since 1982; Director of
                      UTG since 2000;  Consultant and past President of Collins-Winston  Group since 1976.

Robert E. Cook  75 (1)Director  of  FCC  since  2000,  Director  of  certain  affiliate companies since 1991and UTG since 1984; President of Cook-Witter,  Inc.,
                      a   governmental   consulting   and   lobbying   firm  with  offices  in
                      Springfield, Illinois, from 1985 until 1990.

Jesse T. Correll  44  Chairman and CEO of UTG since 2000;  Director of UTG and FCC since 1999;
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

Ward F. Correll   72  Director  of FCC since 1999 and UTG since 2000;  President,  Director of
                      Tradeway,  Inc.  of  Somerset,  KY since  1973;  President,  Director of
                      Cumberland  Lake Shell,  Inc.  of  Somerset,  KY since 1971;  President,
                      Director of Tradewind Shopping Center, Inc. of Somerset,  KY since 1966;
                      Director of First  Southern  Bancorp,  Inc. of Stanford,  KY since 1988;
                      Director of First  Southern  Funding,  Inc. of Stanford,  KY since 1991;
                      Director  of The  River  Foundation  of  Stanford,  KY since  1990;  and
                      Director of Somerset Holdings,  Inc.,  Lancaster Life and First Southern
                      Insurance Agency of Stanford, KY since 1987.

James E. Melville  55 (2)    President  and Chief  Operating  Officer  since July 1997;  Chief
                      Financial  Officer of UTG 1993-1997,  Senior Executive Vice President of
                      UTG 1992-1997;  President of certain  Affiliate  Companies from May 1989 until  September 1991;  Chief  Operating  Officer of FCC from 1989 until
                      September 1991; Chief Operating Officer of certain  Affiliate  Companies from 1984 until  September  1991;  Senior  Executive  Vice  President of
                      certain  affiliate  companies  from 1984 until 1989;  Consultant  to UTG from March 1992 through  September  1992;  President and Chief Operating
                      Officer  of  certain  affiliate  life  insurance  companies  and  Senior
                      Executive  Vice President of  non-insurance  affiliate  companies  since
                      1992.

Luther C. Miller  70  Director of UTG since 2000 and FCC since 1984;  Executive Vice President and  Secretary  of FCC from 1984 until  1992;  officer  and  director of certain affiliate companies until 1992.

Millard V. Oakley  70 Director  of FCC and UTG  since  1999;  Presently  serves  on  Board  of
                      Directors  and  Executive  Committee of Thomas  Nelson,  a publicly held publishing  company based in Nashville,  TN;  Director of First National
                      Bank of the Cumberlands, Livingston-Cooksville,  TN; Lawyer with limited law  practice  since 1980;  State  Insurance  Commissioner  for State of
                      Tennessee from 1975 to 1979;  Served as General  Counsel,  United States
                      House of Representatives,  Washington,  D.C., Congressional Committee on
                      Small  Business from  1971-1973;  Served four  elective  terms as County
                      Attorney for Overton  County,  Tennessee;  Elected  delegate to National
                      Democratic  Convention  in  1964;  Served  four  elective  terms  in the
                      Tennessee General Assembly from 1956 to 1964;  Lawyer in Livingston,  TN from 1953 to 1971;  Elected to the Tennessee  Constitutional  Convention
                      in 1952.

Robert V. O'Keefe 79  Director of FCC since 1993 and Director of UTG since 2000;  Director and
                      Treasurer of UTG from 1988 to 1992; Director of Cilcorp,  Inc. from 1982 to 1994; Director of Cilcorp Ventures,  Inc. from 1985 to 1994; Director of Environmental Science and Engineering Co. from 1990 to 1994.

Robert W. Teater 74   Director  of FCC since  1992 and UTG  since  1987;  member  of  Columbus
                      School Board  1991-2001;  Former  Director,  Ohio  Department of Natural
                      Resources;   Founder,    Teater-Gebhardt   and   Associates,   Inc.,   a
                      comprehensive  consulting firm in natural resources development;  Combat veteran and retired Major General, Ohio Army National Guard.

(1)  On January 8, 2001, Mr. Robert E. Cook resigned his position as a Director for both FCC and UTG.

(2)  On February 13, 2001, Mr. James E. Melville resigned his position as a Director for both FCC and UTG.

EXECUTIVE OFFICERS OF THE COMPANY

More detailed information on the following officers of the Company appears under "The Board of Directors":

Jesse T. Correll     Chairman of the Board and Chief Executive Officer
      James E. Melville (3) President and Chief Operating Officer

Other officers of Company are set forth below:

Name,Age   Position with the Company, Business Experience and Other Directorships

Theodore C. Miller 38 Corporate Secretary since December 2000, Senior Vice President and Chief Financial Officer since July 1997; Vice President and Treasurer since October 1992; Vice President and Controller of certain Affiliate Companies from 1984 to 1992.

Brad M. Wilson 49 Chief Administrative officer since December 2000, Senior Vice President and Chief Information Officer since 1992.

(3)A special joint meeting of the Boards of Directors of United Trust Group, Inc. and its subsidiaries was held January 8, 2001, at which the termination of the employment agreement between First Commonwealth Corporation and James E. Melville, dated July 31, 1997, and the termination of James E. Melville as an officer or agent of United Trust Group, Inc. and all of its subsidiaries including the office of President with First Commonwealth Corporation were approved by the Boards of Directors of each of the companies. At this same meeting, the Boards of Directors of each company approved the appointment of Randall L. Attkisson to fill all positions previously held by Mr. Melville.

Mr. Attkisson is a member of the Board of Directors and Chief Financial Officer of First Southern Funding, LLC and First Southern Bancorp, Inc., an affiliate of First Southern Funding, LLC. First Southern Bancorp, Inc. owns First Southern National Bank, which operates out of 14 locations in central Kentucky. First Southern Funding, LLC and its affiliates are United Trust Group, Inc.'s largest shareholder.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information regarding compensation paid to or earned by FCC’s Chief Executive Officer and each of the Executive Officers of FCC whose salary plus bonus exceeded $100,000 during each of FCC’s last three fiscal years: Compensation for services provided by the named executive officers to FCC and its affiliates is paid by FCC as set forth in their employment agreements. (See Employment Contracts for Mssrs. Melville and Ryherd).

                                      SUMMARY COMPENSATION TABLE

                                            Annual Compensation

                                                                             Other Annual
Name and                                                                   Compensation (1)
Principal Position                        Salary($)          Bonus ($)            ($)

Jesse T. Correll (2)         2000             -                 -                 -
Chairman of the Board
Chief Executive Officer

Brad M. Wilson               2000           157,500         3,227                 3,150
Senior Vice President        1999           147,700         3,000                 6,815
Chief Information Officer    1998           139,000         2,900                 6,506

James E. Melville (4)        2000           238,200             -                     -
President, Chief             1999           238,200             -                33,084
Operating Officer            1998           238,200             -                31,956

Larry E. Ryherd (3)          2000           400,000             -                     -
Former Chairman of the Board 1999           400,000             -                21,230
Chief Executive Officer      1998           400,000             -                20,373

(1)   Other annual compensation consists of interest earned on deferred compensation amounts pursuant to their employment agreements and UTG’s matching contribution to the First Commonwealth Corporation Employee Savings Trust 401(k) Plan.

(2)  On March 27, 2000, Mr. Jesse T. Correll assumed the position as Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates. Mr. Correll did not receive a salary, bonus or other compensation for his duties with UTG and each of its affiliates in the year 2000.

(3)  On March 27, 2000, Mr. Larry E. Ryherd resigned as Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates.

(4)  On January 8, 2001, Mr. James E. Melville was terminated as President and Chief Operating Officer of UTG and each of its affiliates.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values

The following table summarizes for fiscal year ending, December 31, 2000, the number of shares subject to unexercised options and the value of unexercised options of the Common Stock of UTG held by the named executive officers. The values shown were determined by multiplying the applicable number of unexercised share options by the difference between the per share market price on December 31, 2000 and the applicable per share exercise price. There were no options granted to the named executive officers for the past three fiscal years.

                          Number
                         of Shares   Value         Number of Securities        Value of Unexercised In
                       Acquired on   Realized     Underlying Unexercised     the Money Options/SARs at
                       Exercise (#)     ($)     Options/SARs at FY-End (#)          FY-End ($)

Name                                            Exercisable  Unexercisable  Exercisable  Unexercisable
Jesse T. Correll            -            -        19,108           -             -             -
James E. Melville           -            -           -             -             -             -
Theodore C. Miller          -            -           -             -             -             -
Brad M. Wilson              -            -           -             -             -             -

Compensation of Directors

FCC’s standard arrangement for the compensation of directors provide that each director shall receive an annual retainer of $2,400, plus $300 for each meeting attended and reimbursement for reasonable travel expenses. FCC’s director compensation policy also provides that directors who are employees of FCC or directors or officers of First Southern Funding, LLC and Affiliates do not receive any compensation for their services as directors except for reimbursement for reasonable travel expenses for attending each meeting.

Employment Contracts

FCC entered into an employment agreement dated July 31, 1997 with Larry E. Ryherd. Formerly, Mr. Ryherd had served as Chairman of the Board and Chief Executive Officer of UTG and its affiliates, until his resignation on March 27, 2000. Pursuant to the agreement, Mr. Ryherd agreed to serve as Chairman of the Board and Chief Executive Officer of UTG and in addition, to serve in other positions of the affiliated companies if appointed or elected. The agreement provides for an annual salary of $400,000 as determined by the Board of Directors. The term of the agreement is for a period of five years. Mr. Ryherd has deferred portions of his income under a plan entitling him to a deferred compensation payment which was paid to him on January 2, 2000, in the amount of $240,000, which included interest at the rate of approximately 8.5% annually. Additionally, Mr. Ryherd was granted an option to purchase up to 13,800 of the Common Stock of UTG at $17.50 per share. The option was immediately exercisable and transferable. At December 31, 2000, all previously granted options have expired. In accordance with the employment agreement, Mr. Ryherd continues to receive his annual Salary of $400,000 until the agreement expiration date of July 31, 2002. The entire $933,333 payable to Mr. Ryherd, from the date of his resignation until the end of his employment agreement was accrued, and thus expensed, by FCC in the first quarter of 2000.

FCC entered into an employment agreement dated July 31, 1997 with James E. Melville pursuant to which Mr. Melville is employed as President and Chief Operating Officer and in addition, to serve in other positions of the affiliated companies if appointed or elected at an annual salary of $238,200. The term of the agreement expires July 31, 2002. Mr. Melville has deferred portions of his income under a plan entitling him to a deferred compensation payment which was paid to him on January 2, 2000 of $400,000 which includes interest at the rate of approximately 8.5% annually. Additionally, Mr. Melville was granted an option to purchase up to 30,000 shares of the Common Stock of UTG at $17.50 per share. The option is immediately exercisable and transferable. At December 31, 2000, all previously granted options have expired. Mr. Melville continues to receive his annual Salary of $238,200 until the agreement expiration date of July 31, 2002. An accrual of $562,000 was established through a charge to general expenses at year-end 2000 for the remaining payments required pursuant to the terms of Mr. Melville’s employment contract and other settlement costs. There are no other employment agreements in effect with any executive officers or employees of the Company.

REPORT ON EXECUTIVE COMPENSATION

Introduction

The compensation of FCC’s executive officers is determined by the full Board of Directors. The Board of Directors strongly believes that FCC’s executive officers directly impact the short-term and long-term performance of FCC. With this belief and the corresponding objective of making decisions that are in the best interest of FCC’s shareholders, the Board of Directors places significant emphasis on the design and administration of FCC’s executive compensation plans.

Executive Compensation Plan Elements

Base Salary. The Board of Directors establishes base salaries each year at a level intended to be within the competitive market range of comparable companies. In addition to the competitive market range, many factors are considered in determining base salaries, including the responsibilities assumed by the executive, the scope of the executive’s position, experience, length of service, individual performance and internal equity considerations. During the last three fiscal years, there were no material changes in the base salaries of the named executive officers, except for the compensation received by the newly appointed Chairman of the Board of Directors and Chief Executive Officer.

Stock Options. Stock options are granted at the discretion of the Board of Directors. There were no options granted to the named executive officers during the last three fiscal years.

Deferred Compensation. There are currently no deferred compensation arrangements with any executive officers or employees of the Company.

Chief Executive Officer

Larry E. Ryherd was the Chairman of the Board and Chief Executive Officer from 1984 until his resignation on March 27, 2000 (see Employment Contracts).

On March 27, 2000, Mr. Jesse T. Correll assumed the position of Chairman of the Board and Chief Executive Officer of UTG and each of its affiliates. Under Mr. Correll’s leadership, he has declined to receive a salary, bonus or other forms of compensation for his duties with UTG and each of its affiliates in the year 2000. As a reflection of Mr. Correll’s leadership, the Compensation of current and future executive officers of the Company will be determined by the Board of Directors using a “performance based” philosophy. The Board of Directors will consider UTG’s financial results and future salary decisions will be proportionately based on the profitability of the Company.

Conclusion

The Board of Directors believes this Executive Compensation Plan provides a competitive and motivational compensation package to the executive officer team necessary to produce the results UTG strives to achieve. The Board of Directors also believes the Executive Compensation Plan addresses both the interests of the shareholders and the executive team.

                                         BOARD OF DIRECTORS

                                 John S. Albin                   James E. Melville
                                 Randall L. Attkisson            Luther C. Miller
                                 John W. Collins                 Millard V. Oakley
                                 Robert E. Cook                  Robert V. O'Keefe
                                 Jesse T. Correll                Robert W. Teater
                                 Ward F. Correll

PERFORMANCE GRAPH

The following graph compares the cumulative total shareholder return on FCC’s Common Stock during the five fiscal years ended December 31, 2000 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ Insurance Stock Index (1). The graph assumes that $100 was invested on December 31, 1995 in each of the Company’s common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

(1) FCC selected the NASDAQ Composite Index Performance as an appropriate comparison because FCC’s Common Stock is not listed on any exchange but FCC’s Common Stock is traded in the over-the-counter market. Furthermore, FCC selected the NASDAQ Insurance Stock Index as the second comparison because there is no similar single “peer company” in the NASDAQ system with which to compare stock performance and the closest additional line-of-business index which could be found was the NASDAQ Insurance Stock Index. Trading activity in FCC’s Common Stock is limited, which may be in part a result of FCC’s low profile from not being listed on any exchange, and its reported operating losses. The Return Chart is not intended to forecast or be indicative of possible future performance of FCC’s stock.

The foregoing graph shall not be deemed to be incorporated by reference into any filing of FCC under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent that FCC specifically incorporates such information by reference.

Compensation Committee Interlocks and Insider Participation

The following persons served as directors of the Company during 2000 and were officers or employees of the Company or its subsidiaries during 2000: Jesse T. Correll and James E. Melville. Accordingly, these individuals have participated in decisions related to compensation of executive officers of the Company and its subsidiaries.

During 2000, Jesse T. Correll and James E. Melville executive officers of the Company, were also members of the Board of Directors of UTG.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SECURITIES

The following tabulation sets forth the name and address of the entity known to be the beneficial owners of more than 5% of FCC’s Common Stock and shows: (i) the total number of shares of Common Stock beneficially owned by such person as of December 31, 2000 and the nature of such ownership; and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

         Title                                          Number of Shares            Percent
          of             Name and Address                 and Nature of               of
         Class          of Beneficial Owner           Beneficial Ownership           Class
         -----          -------------------           --------------------           -----

        Common         United Trust Group, Inc.              43,882                  80.7%
        Stock $1.00    5250 South Sixth Street
        par value      Springfield, Illinois  62703

SECURITY OWNERSHIP OF MANAGEMENT

The following tabulation shows with respect to each of the directors and nominees of FCC, with respect to FCC’s chief executive officer and each of FCC’s executive officers whose salary plus bonus exceeded $100,000 for fiscal 2000, and with respect to all executive officers and directors of FCC as a group: (i) the total number of shares of all classes of stock of FCC or any of its parents or subsidiaries, beneficially owned as of December 31, 2000 and the nature of such ownership; and (ii) ) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

  Title         Directors, Named Executive        Number of Shares              Percent
   of           Officers, & All Directors & and Nature of                 of
  Class        Executive Officers as a Group          Ownership                Class (1)
  -----        -----------------------------          ---------                ---------

UTG's             John S. Albin                         10,503 (4)                 *
Common            Randall L. Attkisson                       0 (5)                 *
Stock, no         John W. Collins                            0                     *
par value         Robert E. Cook                        10,891                     *
                  Jesse T. Correll                   2,021,398 (2)               48.4%
                  Ward F. Correll                       98,523 (6)               2.4%
                  James E. Melville                     22,500 (7) (10)            *
                  Luther C. Miller                           0                     *
                  Theodore C. Miller                         0                     *
                  Millard V. Oakley                     16,471                     *
                  Robert V. O'Keefe                        300 (8)                 *
                  Robert W. Teater                       7,380 (9)                 *
                  Brad M. Wilson                             0                     *
                  All directors and executive officers
                  as a group (thirteen in number)    2,187,966                   52.4%

FCC's             John S. Albin                              0                     *
Common            Randall L. Attkisson                       0   (5)               *
Stock, $1.00      John W. Collins                            0                     *
par value         Robert E. Cook                             0                     *
                  Jesse T. Correll                       1,217   (2)             2.2%
                  Ward F. Correll                            0                     *
                  James E. Melville                        544   (3) (10)        1.0%
                  Luther C. Miller                           0                     *
                  Theodore C. Miller                        15                     *
                  Millard V. Oakley                          0                     *
                  Robert V. O'Keefe                          0                     *
                  Robert W. Teater                           0                     *
                  Brad M. Wilson                             0                     *
                  All directors and executive officers   1,776                   3.3%
                  as a group (thirteen in number)

(1)   The percentage of outstanding shares for UTG is based on 4,175,066 shares of Common
      Stock outstanding. The percentage of outstanding shares for FCC is based on 54,393 shares of Common Stock outstanding.

(2)   Jesse T. Correll owns 112,704 shares of UTG stock individually.  In addition, Mr.
      Correll is a director and officer of First Southern Funding, LLC & Affiliates which owns 1,908,694 shares of UTG and 1,217 shares of FCC's common stock. (See Principal
      Holders of Securities).

(3)   James E. Melville owns 168 shares individually and 376 shares owned jointly with his spouse.

(4)   Includes 392 shares owned directly by Mr. Albin's spouse.

(5)   Randall L. Attkisson is an associate and business partner of Mr. Jesse T. Correll and holds minority ownership positions in certain of the companies listed as owning UTG and
      FCC Common Stock including First Southern Funding LLC and First Southern Bancorp, Inc.
      Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(6)   Cumberland Lake Shell, Inc. owns 98,523 shares of UTG Common Stock, all of the outstanding voting shares of which are owned by Ward F. Correll and his wife.  As a result, Ward F. Correll may be deemed to share the voting and dispositive power over these shares.  Ward F. Correll is the father of Jesse T. Correll.  There are 72,750 shares of UTG Common Stock owned by WCorrell Limited Partnership in which Jesse T.
      Correll serves as managing general partner and, as such, has sole voting and dispositive power over the shares of Common Stock held by it. The aforementioned 72,750 shares are deemed to be beneficially owned by and listed under Jesse T. Correll in this section.

(7)   James E. Melville owns 2,500 shares individually and 14,000 shares jointly with his spouse.  Includes: (i)  3,000 shares of UTG's Common Stock which are held beneficially in trust for his daughter, namely Bonnie J. Melville; (ii) 3,000 shares of UTG's Common
      Stock, 750 shares of which are in the name of Matthew C. Hartman, his nephew; 750 shares of which are in the name of Zachary T. Hartman, his nephew; 750 shares of which are in the name of Elizabeth A. Hartman, his niece; and 750 shares of which are in the name of Margaret M. Hartman, his niece.

(8)   Includes 300 shares owned directly by Mr. O'Keefe's spouse.

(9)   Includes 210 shares owned directly by Mr. Teater's spouse.

(10)  First Southern Bancorp, Inc. agreed to purchase 22,500 shares of United Trust Group,
      Inc. common stock and 544 shares of First Commonwealth Corporation common stock pursuant to the terms of a common stock purchase agreement dated February 13, 2001 with
      James E. Melville and his family.  Pursuant to the terms of the agreement, the United
      Trust Group, Inc. shares will be acquired for $8.00 per share and the First
      Commonwealth Corporation shares will be acquired for $200.00 per share.  The purchase will be in the form of a five-year promissory note.  Mr. Melville agreed to resign as a director of United Trust Group, Inc. and its subsidiaries (including First Commonwealth
      Corporation) pursuant to an agreement and release First Southern Bancorp, Inc., United
      Trust Group, Inc., First Commonwealth Corporation and Mr. Melville executed concurrently with the common stock purchase agreement.

      Additionally, on February 13, 2001, First Southern Bancorp, Inc. agreed to purchase
      563,215 shares of United Trust Group, Inc. common stock from Larry E. Ryherd and family at a price of $8.00 per share.  Mr. Ryherd was the Chairman of the Board and Chief
      Executive Officer of UTG and affiliated companies, including FCC, from 1984 until his resignation on March 27, 2000.  The purchase price will be payable in the form of
      $881,874 in cash and a five-year promissory note.

      At the March 28, 2001 Board of Directors meeting of United Trust Group, Inc., the Board approved the assignment of First Southern Bancorp, Inc.'s position in the above agreements to UTG.  Upon closing of the transactions, UTG will pay $978,226 in cash and issue notes payable totaling
      $3,816,294 to the sellers.  The notes will bear interest at the fixed rate of 7% with principal payments due annually of $763,259 starting one year from the date of closing.

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

United Income, Inc. (“UII”) had a service agreement with United Security Assurance Company (“USA”). The agreement was originally established upon the formation of USA which was a 100% owned subsidiary of UII. Changes in the affiliate structure have resulted in USA no longer being a direct subsidiary of UII, though still a member of the same affiliated group. The original service agreement remained in place without modification. USA paid UII monthly fees equal to 22% of the amount of collected first year premiums, 20% in second year and 6% of the renewal premiums in years three and after. UII had a subcontract agreement with UTG to perform services and provide personnel and facilities. The services included in the agreement were claim processing, underwriting, processing and servicing of policies, accounting services, agency services, data processing and all other expenses necessary to carry on the business of a life insurance company. UII’s subcontract agreement with UTG states that UII pay UTG monthly fees equal to 60% of collected service fees from USA as stated above. The service fees received from UII were recorded in UTG’s financial statements as other income. With the merger of UII into UTG in July 1999, the sub-contract agreement ended and UTG assumed the direct contract with USA. This agreement was terminated upon the merger of USA into UG in December 1999.

USA paid $677,807 and $835,345 under their agreement with UII for 1999 and 1998, respectively. UII paid $223,753 and $501,207 under their agreement with UTG for 1999 and 1998, respectively. Additionally, UII paid FCC $30,000 and $0 in 1999 and 1998, respectively for reimbursement of costs attributed to UII. These reimbursements are reflected as a credit to general expenses.

UTG paid FCC $750,000, $600,000 and $0 in 2000, 1999 and 1998, respectively for reimbursement of costs attributed to UTG.

On January 1, 1993, FCC entered an agreement with UG pursuant to which FCC provides management services necessary for UG to carry on its business. UG paid $6,061,515, $6,251,340 and $8,018,141 to FCC in 2000, 1999 and 1998, respectively.

ABE pays fees to FCC pursuant to a cost sharing and management fee agreement. FCC provides management services for ABE to carry on its business. The agreement requires ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company subsidiaries plus a management fee based on a percentage of the actual expenses allocated to ABE. ABE paid fees of $371,211, $392,005 and $399,325 in 2000, 1999 and 1998, respectively under this agreement.

APPL has a management fee agreement with FCC whereby FCC provides certain administrative duties, primarily data processing and investment advice. APPL paid fees of $444,000, $300,000 and $300,000 in 2000, 1999 and 1998, under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management’s opinion that where applicable, costs have been allocated fairly and such allocations are based upon generally accepted accounting principles.

Since the Company’s affiliation with FSF, UG has acquired mortgage loans through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. UG pays a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. UG paid $34,721, $11,578 and $0 in servicing fees and $91,392, $0 and $0 in origination fees to FSNB during 2000, 1999 and 1998, respectively.

The Company reimbursed expenses incurred by Mr. Correll and Mr. Attkisson relating to travel and other costs incurred on behalf of or relating to the Company. The Company paid $96,599, $39,336 and $0 in 2000, 1999 and 1998,respectively to First Southern Bancorp, Inc. in reimbursement of such costs.

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr. Correll, in combination with other individuals, made an equity investment in UTG. Under the terms of the Stock Acquisition Agreement, the Correll group contributed their 100% ownership of North Plaza of Somerset, Inc. to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock. The Board of Directors of UTG approved the transaction at their regular quarterly board meeting held on December 7, 1999. North Plaza of Somerset, Inc. owns for investment purposes, a shopping center in Somerset, Kentucky, approximately 12,000 acres of timberland in Kentucky, and a 50% partnership interest in an additional 11,000 acres of Kentucky timberland. North Plaza has no debt. The net assets have been valued at $7,500,000, which equates to $11.00 per share for the new shares issued.

Mr. Correll is a member of the Board of Directors of UTG and currently UTG's largest shareholder through his ownership control of FSF and its affiliates. Mr. Correll is the majority shareholder of FSF, which is an affiliate of First Southern Bancorp, Inc., a bank holding company that operates out of 14 locations in central Kentucky. Following the above transaction, as of December 31, 1999, Mr. Correll owns or controls directly and indirectly approximately 46% of UTG. At December 31, 2000, Mr. Correll owned or controlled directly and indirectly approximately 51% of UTG.

Following necessary regulatory approval, on December 29, 1999, UG was the survivor to a merger with its 100% owned subsidiary, USA. The merger was completed as a part of management’s efforts to reduce costs and simplify the corporate structure.

On July 26, 1999, the shareholders of UTG and UII approved a merger transaction of the two companies. Prior to the merger, UTG owned 53% of UTGL99 (refers to the former United Trust Group, Inc., which was formed in February of 1992 and liquidated in July of 1999) an insurance holding company, and UII owned 47% of UTGL99. Additionally, UTG held an equity investment in UII. At the time the decision to merge was made, neither UTG nor UII had any other significant holdings or business dealings. The Board of Directors of each company thus concluded a merger of the two companies would be in the best interests of the shareholders by creating a larger more viable life insurance holding group with lower administrative costs, a simplified corporate structure, and more readily marketable securities. Following the merger approval, UTG issued 817,517 shares of its authorized but unissued common stock to former UII shareholders, net of any dissenter shareholders in the merger. Immediately following the merger, UTGL99, which was then 100% owned by UTG, was liquidated and UTG changed its name to United Trust Group, Inc. (“UTG”).

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber, Eck and Braeckel LLP (“KEB”) served as FCC’s independent certified public accounting firm for the fiscal year ended December 31, 2000 and for fiscal year ended December 31, 1999. In serving its primary function as outside auditor for FCC, KEB performed the following audit services: examination of annual consolidated financial statements; assistance and consultation on reports filed with the Securities and Exchange Commission and; assistance and consultation on separate financial reports filed with the State insurance regulatory authorities pursuant to certain statutory requirements. Audit Fees billed for these audit services in the year 2000 totaled $187,000, and audit fees billed for quarterly reviews of the Company’s financial statements totaled $16,496. No other services were performed by, and therefore no other fees were billed by, KEB for services performed in the current year.

FCC does not expect that a representative of KEB will be present at the Annual Meeting of Shareholders of FCC. No accountants have been selected for fiscal year 2001 because FCC generally chooses accountants shortly before the commencement of the annual audit work.

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
     --------

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

     10(a)    (2)     Coinsurance   Agreement  dated  September  30,  1996  between  Universal
                      Guaranty Life Insurance Company and First  International  Life Insurance
                      Company,   including  assumption   reinsurance   agreement  exhibit  and
                      amendments.

     10(b)    (1)     Subcontract  Agreement  dated  September 1, 1990 between  United  Trust,
                      Inc. and United Income, Inc.

     10(c)    (1)     Service  Agreement  dated  November  8,  1989  between  United  Security
                      Assurance Company and United Income, Inc.

     10(d)    (1)     Management and Consultant  Agreement dated as of January 1, 1993 between
                      First  Commonwealth  Corporation  and Universal  Guaranty Life Insurance
                      Company

     10(e)    (1)     Management  Agreement  dated  December  20,  1981  between  Commonwealth
                      Industries Corporation, and Abraham Lincoln Insurance Company

     10(f)    (1)     Reinsurance  Agreement dated January 1, 1991 between Universal  Guaranty
                      Life Insurance Company and Republic Vanguard Life Insurance Company

     10(g)    (1)  Reinsurance   Agreement   dated  July  1,  1992  between  United   Security
                   Assurance Company and Life Reassurance Corporation of America

     10(h)    (3)  Employment  Agreement  dated as of July 31,  1997  between  Larry E. Ryherd and First Commonwealth Corporation

     10(i)    (3)  Employment  Agreement  dated as of July 31, 1997 between  James E. Melville and First Commonwealth Corporation

     10(j)    (1)  Agreement   dated  June  16,  1992  between  John  K.  Cantrell  and  First
                   Commonwealth Corporation

     10(k)    (1)  Stock  Purchase  Agreement  dated  February 20, 1992  between  United Trust
                   Group, Inc. and Sellers

                                           INDEX TO EXHIBITS

      Exhibit
      Number
     --------

     10(l)    (1)  Amendment  No. One dated  April 20,  1992 to the Stock  Purchase  Agreement between the Sellers and United Trust Group, Inc.

     10(m)    (1)  Security  Agreement  dated June 16, 1992 between  United Trust Group,  Inc.
                   and the Sellers

     10(n)    (1)  Stock  Purchase  Agreement  dated June 16, 1992 between United Trust Group,
                   Inc. and First Commonwealth Corporation

     99(a)         Audit Committee Charter

     Footnotes:

        (1)    Incorporated  by reference from the Company's  Annual Report on Form 10-K, File
               No. 0-5392, as of December 31, 1993.
        (2)    Incorporated  by reference from the Company's  Annual Report on Form 10-K, File
               No. 0-5392, as of December 31, 1996.
        (3)    Incorporated  by reference from the Company's  Annual Report on Form 10-K, File
               No. 0-5392, as of December 31, 1997.

FIRST COMMONWEALTH CORPORATION
SUMMARY OF INVESTMENTS - OTHER THAN
INVESTMENTS IN RELATED PARTIES
As of December 31, 2000

                                                                                Schedule I

                    Column A                     Column B        Column C       Column D
---------------------------------------------- -------------   -------------  -------------

                                                                               Amount at
                                                                              Which Shown
                                                                               in Balance
                                                   Cost           Value          Sheet
                                               -------------   -------------  -------------
Fixed maturities:
   Bonds:
     United States Government and
        government agencies and authorities  $   31,350,799  $   31,216,940 $   31,350,799
     State, municipalities, and political
        subdivisions                             15,318,605      15,572,298     15,318,605
     Collateralized mortgage obligations          3,178,210       3,210,515      3,178,210
     Public utilities                            27,287,454      27,527,379     27,287,454
     All other corporate bonds                   44,787,895      45,096,431     44,787,895
                                               -------------   -------------  -------------
   Total fixed maturities                       121,922,963  $  122,623,563    121,922,963
                                                               =============

Investments held for sale:
   Fixed maturities:
     United States Government and
        government agencies and authorities      35,281,562  $   35,444,312     35,444,312
     State, municipalities, and political
        subdivisions                                190,593         206,006        206,006
     Collateralized mortgage obligations          5,919,553       5,962,594      5,962,594
     Public utilities                                     0               0              0
     All other corporate bonds                    1,522,478       1,515,368      1,515,368
                                               -------------   -------------  -------------
                                                 42,914,186  $   43,128,280     43,128,280
                                                                =============

   Equity securities:
     Banks, trusts and insurance companies        3,247,525  $    3,139,020      3,139,020
     All other corporate securities               2,162,682       1,987,251      1,987,251
                                               -------------   -------------  -------------
                                                  5,410,207  $    5,126,271      5,126,271
                                                               =============

Mortgage loans on real estate                    32,896,671                     32,896,671
Investment real estate                            3,733,357                      3,733,357
Policy loans                                     14,090,900                     14,090,900
Other long-term investments                         200,000                        200,000
Short-term investments                            1,654,567                      1,654,567
                                               -------------                  -------------
   Total investments                         $  222,822,851                 $  222,753,009
                                               =============                  =============

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

FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY BALANCE SHEETS
As of December 31, 2000 and 1999

                                                                    Schedule II

                                                        2000           1999
                                                     ------------   ------------

ASSETS

   Investment in affiliates                        $  43,820,542  $  44,835,565
   Cash and cash equivalents                             400,749      2,268,698
   Income taxes recoverable                               22,817         22,817
   Deferred income taxes                               1,044,167        825,745
   Other assets                                           51,730         27,351
                                                     ------------   ------------
       Total assets                                $  45,340,005  $  47,980,176
                                                     ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Notes payable                                   $  12,839,193  $  14,864,193
   Indebtedness to subsidiaries and affiliates, net      205,626      1,469,615
   Income taxes payable                                        0              0
   Other liabilities                                   3,168,893      2,486,032
                                                     ------------   ------------
       Total liabilities                              16,213,712     18,819,840
                                                     ------------   ------------

Shareholders' equity:
   Common stock, net of treasury shares                   54,393         54,538
   Additional paid-in capital, net of treasury        51,861,366     51,875,721
   Accumulated deficit                               (22,701,428)   (20,854,588)
   Accumulated other comprehensive deficit               (88,038)    (1,915,335)
                                                     ------------   ------------
       Total shareholders' equity                     29,126,293     29,160,336
                                                     ------------   ------------
       Total liabilities and shareholders' equity  $  45,340,005  $  47,980,176
                                                     ============   ============

FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF OPERATIONS
Three Years Ended December 31, 2000

                                                                            Schedule II

                                                    2000          1999         1998
                                                 -----------   -----------  ------------

Revenues:

   Management fees from affiliates             $  6,549,685  $  6,633,876 $   8,394,580
   Interest income                                  125,655        94,057        85,072
   Other income                                     109,182       116,748         5,485
                                                 -----------   -----------  ------------
                                                  6,784,522     6,844,681     8,485,137

Expenses:

   Interest expense                               1,243,819     1,344,888     1,618,498
   Operating expenses                             6,763,645     5,277,169     8,106,901
                                                 -----------   -----------  ------------
                                                  8,007,464     6,622,057     9,725,399
                                                 -----------   -----------  ------------

   Operating income (loss)                       (1,222,942)      222,624    (1,240,262)

   Income tax credit (expense)                      218,422       (66,372)      724,656
   Equity in loss of subsidiaries                  (842,320)     (534,209)   (1,434,219)
                                                 -----------   -----------  ------------
        Net loss                               $ (1,846,840) $   (377,957)$  (1,949,825)
                                                 ===========   ===========  ============

Basic loss per share from continuing operations
   and net loss                                $     (33.90) $      (6.93)$      (35.74)
                                                 ===========   ===========  ============

Basic weighted average shares outstanding            54,485        54,539        54,550
                                                 ===========   ===========  ============

FIRST COMMONWEALTH CORPORATION
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
PARENT ONLY STATEMENTS OF CASH FLOWS
Three Years Ended December 31, 2000

                                                                                     Schedule II

                                                          2000           1999           1998
                                                        ------------   ------------   ------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net loss                                          $  (1,846,840) $    (377,957) $  (1,949,825)
   Adjustments to reconcile net loss to net
     cash provided by operating activities:
   Equity in loss of subsidiaries                          842,320        534,209      1,434,219
   Change in income taxes payable                                0        (39,291)         5,919
   Change in deferred income taxes                        (218,422)        74,189       (741,130)
   Change in indebtedness (to) from affiliates, net     (1,263,989)       497,749       (434,530)
   Change in other assets and liabilities                  658,482       (431,977)     2,062,351
                                                        ------------   ------------   ------------
Net cash provided by (used in) operating activities     (1,828,449)       256,922        377,004
                                                       ------------   ------------   ------------

Cash flows from financing activities:
   Proceeds from notes payable                                   0              0      9,408,099
   Payments of principal on notes payable               (2,025,000)    (2,505,800)   (10,279,708)
   Dividend received from subsidiary                     2,000,000      3,266,000              0
   Purchase of treasury stock                              (14,500)          (100)        (1,500)
                                                       ------------   ------------   ------------
 Net cash provided by (used in) financing activities       (39,500)       760,100       (873,109)
                                                       ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents    (1,867,949)     1,017,022       (496,105)
Cash and cash equivalents at beginning of year           2,268,698      1,251,676      1,747,781
                                                       ------------   ------------   ------------
 Cash and cash equivalents at end of year            $     400,749  $   2,268,698  $   1,251,676
                                                       ============   ============   ============

FIRST COMMONWEALTH CORPORATION
REINSURANCE
As of December 31, 2000 and the year ended December 31, 2000

                                                                                     Schedule IV

-----------------------------------------------------------------------------------------------

         Column A            Column B       Column C      Column D         Column E       Column F
       ------------         ------------  ------------  ------------     ------------    ----------

                                                                                         Percentage
                                            Ceded to        Assumed                      of amount
                                             other        from other                     assumed to
                            Gross amount    companies      companies      Net amount         net

-----------------------------------------------------------------------------------------------

Life insurance
   in force               $ 2,878,693,447 $ 734,621,000 $ 1,020,170,553 $ 3,164,243,000     32.2%
                            =============   ===========   =============   =============

Premiums and policy fees:

   Life insurance         $    22,789,885 $   3,518,015 $        76,069 $    19,347,939      0.4%

   Accident and health
     insurance                    179,904        38,157               0         141,747      0.0%
                             ------------  ------------    ------------    ------------

                          $    22,969,789 $   3,556,172 $        76,069 $    19,489,686      0.4%
                             ============  ============    ============    ============

FIRST COMMONWEALTH CORPORATION
REINSURANCE
As of December 31, 1999 and the year ended December 31, 1999

                                                                                     Schedule IV

---------------------------------------------------------------------------------------------------

         Column A             Column B       Column C      Column D        Column E       Column F
        ---------           ------------  ------------   ------------    ------------    ---------

                                                                                        Percentage
                                            Ceded to        Assumed                      of amount
                                              other       from other                     assumed to
                            Gross amount    companies      companies      Net amount        net

---------------------------------------------------------------------------------------------------

Life insurance
   in force               $ 3,142,274,477 $ 831,024,000 $ 1,008,903,523 $ 3,320,154,000     30.4%
                            =============  ============   =============   =============

Premiums and policy fees:

   Life insurance         $    25,345,843 $   3,929,888 $        20,324 $    21,436,279      0.1%

   Accident and health
     insurance                    193,541        48,677               0         144,864      0.0%
                             ------------  ------------    ------------    ------------

                          $    25,539,384 $   3,978,565 $        20,324 $    21,581,143      0.1%
                            =============  ============   =============   =============

FIRST COMMONWEALTH CORPORATION
REINSURANCE
As of December 31, 1998 and the year ended December 31, 1998

                                                                                     Schedule IV

-------------------------------------------------------------------------------------------------

         Column A            Column B       Column C      Column D         Column E      Column F
         ---------         ------------   ------------   ------------    ------------    ---------

                                                                                        Percentage
                                            Ceded to        Assumed                      of amount
                                             other        from other                    assumed to
                            Gross amount   companies      companies*      Net amount        net

--------------------------------------------------------------------------------------------------

Life insurance
   in force               $ 3,424,677,000 $ 924,404,000 $ 1,036,005,000 $ 3,536,278,000     29.3%
                            =============  ============   =============   =============

Premiums and policy fees:

   Life insurance         $    30,685,493 $   4,492,304 $        20,091 $    26,213,280      0.1%

   Accident and health
     insurance                    233,025        50,228               0         182,797      0.0%
                            -------------  ------------   -------------   -------------

                          $    30,918,518 $   4,542,532 $        20,091 $    26,396,077      0.1%
                            =============  ============   =============   =============

All assumed business represents the Company’s participation in the Servicemen’s Group Life Insurance Program (SGLI).

FIRST COMMONWEALTH CORPORATION
VALUATION AND QUALIFYING ACCOUNTS
As of and for the years ended December 31, 2000, 1999 and 1998

                                                                      Schedule V

                                     Balance at    Additions
                                     Beginning     Charges                   Balances at
          Description                Of Period    and Expenses  Deductions  End of Period
-----------------------------------------------------------------------------------------

December 31, 2000

Allowance for doubtful accounts -
     mortgage loans               $      70,000   $   170,000   $        0  $     240,000                                                    $                                    $

December 31, 1999

Allowance for doubtful accounts -
     mortgage loans               $      70,000   $         0   $        0  $      70,000                                                    $                                    $

December 31, 1998

Allowance for doubtful accounts -
    mortgage loans                $      10,000   $     70,000  $   10,000  $      70,000                                                    $                                    $

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST COMMONWEALTH CORPORATION
                                     ------------------------------
                                               Registrant

 /s/ John S. Albin                                        Date: March 28, 2001
---------------------------------------
John S. Albin, Director

/s/  Randall L. Attkisson                                 Date: March 28, 2001
----------------------------------------------
Randall L. Attkisson, President, Chief
  Operating Officer and Director

/s/  John W. Collins                                      Date: March 28, 2001
--------------------------------------
John W. Collins, Director

/s/  Jesse T. Correll                                     Date: March 28, 2001
---------------------------------------
Jesse T. Correll, Chairman, Chief
  Executive Officer and Director

     Ward F. Correll                                      Date: March 28, 2001
---------------------------------------
Ward F. Correll, Director

/s/  Luther C. Miller                                     Date: March 28, 2001
---------------------------------------
Luther C. Miller, Director

/s/  Millard V. Oakley                                    Date: March 28, 2001
----------------------------------------
Millard V. Oakley, Director

/s/  Robert V. O'Keefe                                    Date: March 28, 2001
-----------------------------------
Robert V. O'Keefe, Director

/s/  Robert W. Teater                                     Date: March 28, 2001
------------------------------------
Robert W. Teater, Director

/s/  Theodore C. Miller                                   Date: March 28, 2001
-------------------------------------
Theodore C. Miller, Chief Financial
   Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FIRST COMMONWEALTH CORPORATION
                                     ------------------------------
                                               Registrant

                                                                              Date:March 28, 2001
------------------------------------------------------------
John S. Albin, Director

                                                                              Date:March 28, 2001
------------------------------------------------------------
Randall L. Attkisson, President, Chief
  Operating Officer and Director

                                                                              Date:March 28, 2001
------------------------------------------------------------
John W. Collins, Director

                                                                              Date:March 28, 2001
------------------------------------------------------------
Jesse T. Correll, Chairman, Chief
  Executive Officer and Director

                                                                              Date:March 28, 2001
------------------------------------------------------
Ward F. Correll, Director

                                                                              Date:March 28, 2001
------------------------------------------------------------
Luther C. Miller, Director

                                                                              Date:March 28, 2001
------------------------------------------------------------
Millard V. Oakley, Director

                                                                              Date:March 28, 2001
------------------------------------------------------------
Robert V. O'Keefe, Director

                                                                              Date:March 28, 2001
------------------------------------------------------------
Robert W. Teater, Director

                                                                              Date:March 28, 2001
------------------------------------------------------------
Theodore C. Miller, Chief Financial
  Officer