Form 10-Q
period 2001-06-30
FIRST COMMONWEALTH CORP
filed 2001-08-14
CIK 200776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001
                               -------------

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

The number of shares outstanding of the registrant's common stock as of July 31,
2001, were 54,385.

             FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                 (The "Company")

                              TABLE OF CONTENTS

Part 1.   Financial Information...............................................................3

  ITEM 1.  FINANCIAL STATEMENTS...............................................................3
    Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.....................3
    Consolidated Statements of Operations for the six and three months ended June 30,
     2001 and 2000............................................................................4
    Consolidated Statement of Changes in Shareholders' Equity for the six months

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

                         Part 1. Financial Information.
                         Item 1. Financial Statements.
                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
     Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000.
-----------------------------------------------------------------------------------------------

                                                                June 30,      December 31,
   ASSETS                                                         2001            2000
                                                              --------------  --------------

Investments:
Fixed maturities at amortized cost
    (market $100,671,222 and $122,623,563)                  $    98,918,040 $   121,922,963
Investments held for sale:
Fixed maturities, at market
    (cost $77,656,724 and $42,914,186)                           78,079,961      43,128,280
Equity securities, at market
    (cost $4,199,023 and $5,410,207)                              4,116,187       5,126,271
Mortgage loans on real estate at amortized cost                  30,808,321      32,896,671
Investment real estate, at cost,
   net of accumulated depreciation                                3,263,777       3,733,357
Policy loans                                                     13,720,237      14,090,900
Other long-term investments                                         200,000         200,000
Short-term investments                                              725,000       1,654,567
                                                              --------------  --------------
                                                                229,831,523     222,753,009

Cash and cash equivalents                                        15,965,101      12,960,007
Investment in parent                                                350,000         350,000
Receivable from affiliate, net                                        1,752         291,934
Accrued investment income                                         3,324,602       3,461,199
Reinsurance receivables:
Future policy benefits                                           34,518,704      35,083,244
Policy claims and other benefits                                  3,986,409       3,911,258
Cost of insurance acquired                                       14,786,547      15,370,289
Deferred policy acquisition costs                                 7,041,207       7,853,496
Costs in excess of net assets purchased,
net of accumulated amortization                                   7,427,109       7,647,847
Income taxes receivable:
Current                                                             186,105         195,068
Deferred                                                            472,858       1,148,545
Property and equipment,
   net of accumulated depreciation                                2,350,115       2,567,619
Other assets                                                        315,546         648,002
                                                               --------------  --------------
   Total assets                                             $   320,557,578 $   314,241,517
                                                              ==============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
Future policy benefits                                      $   246,150,890 $   248,089,964
Policy claims and benefits payable                                2,927,726       2,639,248
Other policyholder funds                                          1,354,658       1,445,857
Dividend and endowment accumulations                             13,121,760      13,416,427
Notes payable                                                    12,839,193      12,839,193
Other liabilities                                                12,179,968       5,357,543
                                                              --------------  --------------
   Total liabilities                                            288,574,195     283,788,232
                                                              --------------  --------------
Minority interests in consolidated subsidiaries                   1,328,291       1,326,992
                                                              --------------  --------------

Shareholders' equity:
Common stock - $1 par value per share.
Authorized 62,500 shares - 54,385 and 54,393 issued after
deducting treasury shares of 1,100 and 1,092                         54,385          54,393
Additional paid-in capital                                       51,860,574      51,861,366
Accumulated deficit                                             (21,483,437)    (22,701,428)
Accumulated other comprehensive income                              223,570         (88,038)
                                                              --------------  --------------
   Total shareholders' equity                                    30,655,092      29,126,293
                                                              --------------  --------------
    Total liabilities and shareholders' equity               $   320,557,578 $  314,241,517
                                                              ==============  ==============
See accompanying notes
                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
-----------------------------------------------------------------------------------------------
                                           Three Months Ended              Six Months Ended
                                          June 30,       June 30,       June 30,       June 30,
                                            2001           2000           2001           2000
                                     -------------  -------------   ------------   ------------
 Revenues:

Premiums and policy fees            $    5,499,579 $    5,972,401 $   10,833,322 $   12,199,630
Reinsurance premiums and
 policy fees                              (730,771)      (770,816)    (1,510,063)    (1,660,897)
Net investment income                    3,886,349      3,939,681      7,852,566      8,164,067
Realized investment gains
 and (losses), net                         243,163         15,358         12,594        240,039
Other income                                16,284         29,908         44,452         62,293
                                     -------------  -------------   ------------   ------------
                                         8,914,604      9,186,532     17,232,871     19,005,132

Benefits and other expenses:

Benefits, claims and settlement
 expenses:
Life                                     5,418,966      5,697,952     10,437,434     12,239,328
Reinsurance benefits and claims           (711,403)      (678,378)    (1,305,682)    (1,584,480)
Annuity                                    293,203        310,977        567,254        607,926
Dividends to policyholders                 264,582        250,029        545,850        519,749
Commissions and amortization of
 deferred policy acquisition costs         433,912        586,250      1,101,355      1,534,682
Amortization of cost of
 insurance acquired                        292,247        290,686        583,742        582,124
Operating expenses                       1,587,138      1,614,768      2,929,215      4,300,489
Interest expense                           257,898        316,417        536,492        646,419
                                     -------------  -------------   ------------   ------------
                                         7,836,543      8,388,701     15,395,660     18,846,237

Income before income taxes,
  minority interest and equity
   in earnings of investees              1,078,061        797,831      1,837,211        158,895

Income tax (expense) credit               (112,787)      (232,829)      (593,463)        16,780
Minority interest in (income)
 loss of consolidated subsidiaries         (30,689)        (3,881)       (25,757)        14,437

                                     -------------  -------------   ------------   ------------
Net income                          $      934,585 $      561,121 $    1,217,991 $      190,112
                                     =============  =============   ============   ============

Basic earnings per share from
 continuing operations and
  net income                        $        17.18 $        10.29 $        22.40 $         3.49
                                     =============  =============   ============   ============

Diluted earnings per share
 from continuing operations
  and net income                    $        17.18 $        10.29 $        22.40 $         3.49
                                     =============  =============   ============   ============

Basic weighted average shares
 outstanding                                54,385         54,525         54,386         54,531
                                     =============  =============   ============   ============

Diluted weighted average shares
 outstanding                                54,385         54,525         54,386         54,531
                                     =============  =============   ============   ============
See accompanying notes
                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                     For the six months ended June 30, 2001
-----------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                      $         54,393
  Issued during year                                             0
  Purchase treasury shares                                      (8)
                                                    ---------------
  Balance, end of period                                    54,385
                                                    ---------------

Additional paid-in capital
  Balance, beginning of year                            51,861,366
  Issued during year                                             0
  Purchase treasury shares                                    (792)
                                                    ---------------
  Balance, end of period                                51,860,574
                                                    ---------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                           (22,701,428)
  Net income                                             1,217,991     $      1,217,991
                                                    ---------------      ---------------
  Balance, end of period                               (21,483,437)
                                                    ---------------

Accumulated other comprehensive income
  Balance, beginning of year                               (88,038)
  Other comprehensive income
     Unrealized appreciation on securities                 311,608              311,608
                                                    ---------------      ---------------
  Comprehensive income                                                 $      1,529,599
                                                                         ===============
  Balance, end of period                                   223,570
                                                    ---------------

Total shareholders' equity, end of period         $     30,655,092
                                                    ===============
See accompanying notes
                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
-----------------------------------------------------------------------------------------------

                                                                 Six Months Ended
                                                              June 30,       June 30,
                                                                2001           2000
                                                             ------------   ------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
Net income                                                $    1,217,991 $      190,112
Adjustments to reconcile net income to net cash provided by
(used in) operating activities:
Amortization/accretion of fixed maturities                        39,442         98,534
Realized investment gains, net                                   (12,594)      (240,039)
Policy acquisition costs deferred                                (99,000)      (214,000)
Amortization of deferred policy acquisition costs                911,289      1,185,020
Amortization of cost of insurance acquired                       583,742        582,124
Amortization of costs in excess of net
  assets purchased                                               201,832        201,832
Depreciation                                                     168,703        219,579
Minority interest                                                 25,757        (14,437)
Change in accrued investment income                              136,597       (128,057)
Change in reinsurance receivables                                489,389        629,418
Change in policy liabilities and accruals                     (1,067,949)    (1,339,912)
Charges for mortality and administration of
  universal life and annuity products                         (4,788,391)    (5,183,335)
Interest credited to account balances                          2,992,195      3,129,102
Change in income taxes receivable                                684,650        (16,780)
Change in indebtedness from affiliates, net                      290,182         25,244
Change in other assets and liabilities, net                     (998,821)      (211,392)
                                                             ------------   ------------
Net cash provided by (used in) operating activities              775,014     (1,086,987)

Cash flows from investing activities:
Proceeds from investments sold and matured:
Fixed maturities held for sale                                11,750,000              0
Fixed maturities sold                                                  0              0
Fixed maturities matured                                      24,409,028     15,990,081
Equity securities                                              1,240,967              0
Mortgage loans                                                 8,332,743      2,813,047
Real estate                                                      773,275      2,407,086
Policy loans                                                   1,653,223      1,445,277
Other long-term investments                                            0        840,066
Short-term                                                     2,054,528        235,000
                                                             ------------   ------------
Total proceeds from investments sold and matured              50,213,764     23,730,557
Cost of investments acquired:
Fixed maturities held for sale                               (39,140,907)   (18,858,793)
Fixed maturities                                                (801,481)             0
Equity securities                                                (91,925)      (567,761)
Mortgage loans                                                (6,341,425)    (7,352,287)
Real estate                                                     (154,745)      (219,530)
Policy loans                                                  (1,282,560)    (1,499,739)
Other long-term investments                                            0       (133,788)
Short-term                                                    (1,124,961)      (150,782)
                                                             ------------   ------------
Total cost of investments acquired                           (48,938,004)   (28,782,680)
Purchase of property and equipment                               (60,627)       (51,086)
Sale of property and equipment                                   201,064              0
                                                             ------------   ------------
Net cash provided by (used in) investing activities            1,416,197     (5,103,209)

Cash flows from financing activities:
Policyholder contract deposits                                 5,944,290      6,627,480
Policyholder contract withdrawals                             (5,116,607)    (5,572,431)
Payments of principal on notes payable                                 0     (2,025,000)
Purchase of treasury stock                                          (800)        (3,600)
Purchase of stock of affiliates                                  (13,000)       (39,366)
                                                              ------------   ------------
Net cash provided by (used in) financing activities              813,883     (1,012,917)
                                                             ------------   ------------

Net increase (decrease) in cash and cash equivalents           3,005,094     (7,203,113)
Cash and cash equivalents at beginning of period              12,960,007     19,767,463
                                                              ------------   ------------
Cash and cash equivalents at end of period                $   15,965,101 $   12,564,350
                                                             ============   ============

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

At June 30, 2001, the direct parent and significant subsidiaries of First Commonwealth Corporation were as depicted on the following organizational chart.

United Trust Group, Inc. (UTG)
100%
82%
100%
North Plaza of Somerset, Inc. (NORTH PLAZA)
First Commonwealth Corporation (FCC)
Roosevelt Equity Corporation (REC)
100%
Universal Guaranty Life Insurance Company (UG)
88%
Appalachian Life Insurance Company (APPL)
100%
Abraham Lincoln Insurance Company (ABE)

2. INVESTMENTS

As of June 30, 2001, fixed maturities and fixed maturities held for sale represented 77% of total invested assets. As prescribed by the various state insurance department statutes and regulations, the insurance companies’ investment portfolio is required to be invested in investment grade securities to provide ample protection for policyholders. The Company does not invest in so-called “junk bonds” or derivative investments. The liabilities of the insurance companies are predominantly long-term in nature and therefore, the companies invest primarily in long-term fixed maturity investments. At the time of acquisition, the Company determines the classification of the fixed maturity investment. Investments classified as held for sale are carried at market value. Investments classified as held to maturity are carried at amortized cost. As of June 30, 2001, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity.

3. NOTES PAYABLE

At June 30, 2001 and December 31, 2000, the Company had $12,839,193 in long-term debt outstanding, respectively. The debt is comprised of the following components:

                                        06/30/01     12/31/00
                                       -----------  -----------
Affiliated subordinated 20 yr. Notes $  3,431,094 $  3,431,094
Other affiliated notes payable          9,408,099    9,408,099
                                       -----------  -----------
                                      $ 12,839,193 $ 12,839,193
                                       ===========  ===========
A. Affiliated subordinated debt

The 20-year notes are payable to the Company’s parent, UTG, and bear interest at the rate of 8 1/2% per annum payable semi-annually, with a lump sum principal payment due June 16, 2012.

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

Scheduled principal reductions on the Company's debt for the next five years consist of a $2,608,099 principal reduction in 2005.

4. DEFERRED COMPENSATION PLAN

At June 30, 2001 and December 31, 2000, the Company held a liability of $47,533 and $116,999 relating to a deferred compensation plan that existed during 1993 and has been discontinued. The final payments due under this plan will be paid in May 2002.

5. EARNINGS PER SHARE

Earnings per share are based on the weighted average number of common shares outstanding during each period, retroactively adjusted to give effect to all stock splits, in accordance with Statement of Financial Accounting Standards No. 128. The computation of diluted earnings per share is the same as basic earnings per share since the Company has no dilutive instruments outstanding.

6. COMMITMENTS AND CONTINGENCIES

The insurance industry has experienced a number of civil jury verdicts which have been returned against life and health insurers in the jurisdictions in which the Company does business involving the insurers’ sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. Some of the lawsuits have resulted in the award of substantial judgments against the insurer, including material amounts of punitive damages. In some states, juries have substantial discretion in awarding punitive damages in these circumstances. Management cannot predict the effect these lawsuits may have on the Company in the future.

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

The State of Florida began an investigation of industrial life insurance policies in the fall of 1999 regarding policies with race-based premiums. This investigation has quickly spread to other states and to other types of small face amount policies and was expanded to consider the fairness of premiums for all small policies including policies which did not have race-based premiums. The NAIC historically has defined a “small face amount policy” as one with a face amount of $15,000 or less. Under current reviews, some states have increased this amount to policies of $25,000 or less. These states are attempting to force insurers to refund “excess premiums” to insureds or beneficiaries of insureds. This issue has become very complex and may become a political “hot potato”. The Company’s insurance subsidiaries have no race-based premium products, but do have policies with face amounts under the above-scrutinized limitations. The outcome of this issue could be dramatic on the insurance industry as a whole as well as the Company itself. The Company will continue to monitor developments regarding this matter to determine to what extent, if any, the Company may be exposed.

Congress recently passed the Gramm-Leach-Bliley Act, a financial services modernization act which requires financial institutions, including all insurers, to take certain steps to enhance privacy protections of nonpublic personal information for consumers. The new law is one of the most sweeping systems of privacy protection and regulation ever imposed in our nation’s history. It requires financial companies to tell consumers how their financial information is protected, and what a company’s financial information sharing practices are, both within a corporate family and with unrelated third parties. Companies must inform their customers of their privacy policies and practices at the start of their business relationship, and then at least once a year for the duration of the relationship. Companies also must disclose the types of information that are shared. The privacy protections under the act become effective November 13, 2000. Financial institutions had until July 1, 2001, to establish and implement privacy policies. The Company has implemented and complied with this Act by the July 1 deadline. Additionally, the Company has in place procedures to comply with the ongoing requirements of the Act.

David A. Morlan and Louis Black vs. Universal Guaranty Life Insurance Company and United Trust Assurance Company, (U.S. District Court, Southern District of Illinois, No. 99-274-GPM)

On April 26, 1999, the above lawsuit was filed against Universal Guaranty Life Insurance Company (UG) and United Trust Assurance Company (UTAC) on behalf of the two named individuals. The plaintiffs were former insurance salesmen of United Trust Assurance Company (merged into UG in 1992). After the lawsuit was filed, the plaintiffs amended their complaint, dropped Louis Black as a plaintiff, and added United Security Assurance Company (USAC), UTG and FCC as defendants. The plaintiffs are alleging that they were employees of UG, UTAC or USAC rather than independent contractors. The plaintiffs are seeking class action status and have asked to recover various employee benefits, costs and attorneys’ fees, as well as monetary damages based on the defendants’ alleged failure to withhold certain taxes. A class has been certified.

After the defendants challenged David Morlan’s ability to act as a class representative, the plaintiffs proposed to substitute three new class representatives. In May 2001, hearings were held regarding the adequacy of the proposed class representatives, and the Court also indicated that it would reconsider the class definition. The Court has not yet issued a written ruling on the proposed revisions to the class definition or made written findings regarding the proposed class representatives. Cross-motions for summary judgment are also pending. No trial date has been set.

The Company believes it has meritorious grounds to defend this lawsuit, and it intends to defend the case vigorously, and it believes that the defense and ultimate resolution of the lawsuit should not have a material adverse effect upon the business, results of operations or financial condition of the Company. Nevertheless, if the lawsuit were to be successful, it is likely that such resolution would have a material adverse effect on the Company’s business, results of operations and financial condition. During the fourth quarter of 2000, the Company established a liability of $500,000 to cover estimated legal costs associated with the defense of this matter. At June 30, 2001 $305,383 accrued liability remained for defense of this matter.

The Company and its subsidiaries are named as defendants in a number of legal actions arising as a part of the ordinary course of business relating primarily to claims made under insurance policies. Those actions have been considered in establishing the Company’s liabilities. Management is of the opinion that the settlement of those actions will not have a material adverse effect on the Company’s financial position or results of operations.

7. OTHER CASH FLOW DISCLOSURE

On a cash basis, the Company paid $544,766 and $668,195 in interest expense during the first six months of 2001 and 2000, respectively. The Company paid no federal income tax during the first six months of 2001 and 2000, respectively. At June 30, 2001, the Company had acquired $8,052,520 in fixed maturity investments for which the cash had not yet been paid. The payable for these securities is included in the line item other liabilities on the balance sheet.

8. CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial institutions that at times may exceed federally insured limits. The Company maintains its primary operating cash accounts with First Southern National Bank (FSNB), an affiliate of First Southern Funding, LLC (FSF), the largest shareholder of UTG. One of these accounts holds approximately $4,537,000 for which there are no pledges or guarantees outside FDIC insurance limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents. Mr. Jess Correll is the controlling shareholder, a director and officer of each of FSF, FSNB and UTG.

9. PROPOSED MERGER

On June 5, 2001, United Trust Group, Inc. (NASDAQ Small Cap Market symbol UTGI) and FCC jointly announced their respective Boards of Directors approved a definitive agreement whereby United Trust Group would acquire the remaining common shares (approximately 18%) of FCC which UTG does not currently own. Under the terms of the agreement, FCC will be merged with and into UTG, with UTG continuing as the surviving entity in the merger.

Pursuant to the merger agreement, UTG will pay $250 in cash for each share of FCC common stock not held by United Trust Group. The transaction is subject to various conditions precedent set forth in the merger agreement, including the approval of the transaction by the shareholders of FCC. FCC plans to file and mail a Proxy Statement to its shareholders containing information about the merger and the special meeting of shareholders of FCC that will be held for the shareholders to consider and vote upon the merger. Shareholders of FCC are urged to read the Proxy Statement when it becomes available.

10. PROPOSED REVERSE STOCK SPLIT

The board of directors of Appalachian Life Insurance Company, a West Virginia corporation and 88% owned indirect subsidiary of FCC, also approved on June 5, 2001, subject to shareholder and any required regulatory approvals, a reverse split of the common stock of Appalachian Life Insurance Company. If the reverse stock split is approved and becomes effective, any shareholder of Appalachian Life Insurance Company who owns less than 118,700 shares would receive a cash payment based upon $6.50 per share (pre-reverse stock split) of Appalachian Life Insurance Company. If the reverse stock split is approved by its shareholders, Appalachian Life Insurance Company will become a wholly owned subsidiary of Universal Guaranty Life Insurance Company, a wholly owned subsidiary of FCC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this section is to discuss and analyze the Company’s consolidated results of operations, financial condition and liquidity and capital resources. This analysis should be read in conjunction with the consolidated financial statements and related notes that appear elsewhere in this report. The Company reports financial results on a consolidated basis. The consolidated financial statements include the accounts of FCC and its subsidiaries at June 30, 2001.

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

4.   Other factors affecting the performance of the Company,  including, but not
     limited  to,  market  conduct  claims,   insurance  industry  insolvencies,
     insurance regulatory  initiatives and developments,  an unfavorable outcome
     in  pending   litigation,   stock  market   performance,   and   investment
     performance.

Results of Operations

(a) Revenues

Premiums and policy fee revenues, net of reinsurance premiums and policy fees, decreased 12% when comparing the first six months of 2001 to 2000 and decreased 8% for the second quarter comparison. The Company currently writes little new traditional business, consequently, traditional premiums will decrease as the amount of traditional business in-force decreases. Collected premiums on universal life and interest sensitive products is not reflected in premiums and policy revenues because Generally Accepted Accounting Principles (“GAAP”) requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue. Unless the Company acquires a block of in-force business or marketing changes its focus to traditional business, premium revenue will continue to decline.

Net investment income decreased 4% when comparing the first six months of 2001 to 2000 and decreased 1% for the second quarter comparison. During 2000, the Company received $632,000 in investment earnings from a joint venture real estate development project which was completed in the first quarter of 2000. In addition, the prime rate was 2.75% lower at June 30, 2001 than it was at June 30, 2000. This resulted in lower earnings on short-term funds as well as on longer-term investments acquired. Investment income declines were partially offset by an increase in mortgage loan activity. Mortgage loan interest was $1,665,000 in the first half of 2001 compared to $587,000 in the same period of 2000. Yields on these loans were approximately 2% higher than on fixed maturities the Company would otherwise have acquired.

The Company’s investments are generally managed to match related insurance and policyholder liabilities. The comparison of investment return with insurance or investment product crediting rates establishes an interest spread. The Company monitors investment yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary margin to adequately provide for associated costs on the insurance policies the Company currently has in force and will write in the future. At the March 2001 Board of Directors meeting, the Boards of the insurance subsidiaries lowered crediting rates one-half percent on all rate-adjustable products that could be lowered. These adjustments were in response to continued declines in interest rates in the marketplace. The decrease is expected to result in approximately $500,000 in interest crediting savings annually, when fully implemented. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary. Therefore, it will take a full year from the time the change is determined for the full impact of such change to be realized.

(b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased 14% in 2001 compared to 2000 for the first six month period and decreased 6% for the second quarter comparison. Death benefit claims were $725,000 less than the prior six month period. Policy claims vary from year to year and therefore, fluctuations in mortality are to be expected and are not considered unusual by management. The reserve decreases on interest sensitive business in force is due to the interest crediting rates and decrease in death benefit claims. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating expenses decreased 32% in 2001 compared to 2000 for the first six month period and decreased 2% for the second quarter comparison. At the March 27, 2000 Board of Directors meeting, UTG, FCC and each of their affiliates accepted the resignation of Larry E. Ryherd as Chairman of the Board of Directors and Chief Executive Officer of those respective companies. Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of March 2000. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract. Additionally, the Company accrued $125,000 in expenses in the first quarter 2000 related to severance costs from the termination of three employees. Exclusive of the above accruals, operating expenses declined 10% from the prior year six months primarily as the result of lower salary and related employee costs.

Interest expense decreased 17% in the first six months of 2001 compared to 2000 and decreased 18% for the second quarter results. During 2000, the Company repaid $2,025,000 of its debt. Included in this amount were principal payments of $2,000,000 on affiliated notes with UTG and a payment of $25,000 to retire the remaining principal on its nonaffiliated senior debt.

(c) Net income

The Company had net income of $1,217,991 for the first six months of 2001 compared to net income of $190,112 in 2000 and net income of $934,585 for second quarter 2001 compared to net income of $561,121 for second quarter 2000. The increase in net income is primarily attributable to the decrease in death benefit claims in addition to the decrease in operating expenses from the previous year. Of the remaining debt, $6,800,000 carries a variable interest rate tied to prime. The national prime rate has declined 2.75% during 2001.

Financial Condition

Total shareholder's equity increased approximately $1,529,000 as of June 30, 2001 compared to December 31, 2000.

Investments represent approximately 72% and 71% of total assets at June 30, 2001 and December 31, 2000, respectively. Accordingly, investments are the largest asset group of the Company. The Company’s insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, and the Company’s business and investment strategy, the Company generally seeks to invest in high quality low risk investments.

In 1999, the Company began investing more of its funds in mortgage loans. This is the result of increased mortgage investment opportunities available through First Southern National Bank (“FSNB”), an affiliate of Jesse Correll. Mr. Correll and his affiliates control a majority of the outstanding common stock of UTG, and Mr. Correll is the Chairman and CEO of, as well as a director of, UTG, FCC and their three insurance company subsidiaries. FSNB has been able to provide the Company with additional opportunities to participate in commercial and residential mortgage loans, which provide more attractive yields than the traditional bond market. During 2001, the Company issued approximately $4,535,000 in new mortgage loans. These new loans were originated through FSNB and funded by the Company through participation agreements with FSNB. FSNB services the loans covered by these participation agreements. The Company pays FSNB a .25% servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan. The loans issued in 2001 had an average yield of approximately 7.95%. The Company anticipates continuing to primarily invest in mortgage loans and government agency bonds for the short period. All mortgage loans held by the Company are first position loans. The Company has no loans that are in default and in the process of foreclosure at June 30, 2001.

The liabilities are predominantly long-term in nature and therefore, the Company invests in long-term fixed maturity investments that are reported in the financial statements at their amortized cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments. The Company does not own any derivative investments or “junk bonds”. As of June 30, 2001, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders’ equity. The Company has identified securities it may sell and classified them as “investments held for sale”. Investments held for sale are carried at market, with changes in market value charged directly to shareholders’ equity. To provide additional flexibility and liquidity, the Company has categorized most fixed maturity investments acquired in 2000 and 2001 as available for sale. Securities originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would be in the Company’s best financial interest to classify these new purchases as available for sale to provide additional liquidity.

Liquidity and Capital Resources

The Company has three principal needs for cash - the insurance companies’ contractual obligations to policyholders, the payment of operating expenses and the servicing of its long-term debt. Cash and cash equivalents as a percentage of total assets were 5% and 4% as of June 30, 2001, and December 31, 2000, respectively. Fixed maturities as a percentage of total invested assets were 77% and 74% as of June 30, 2001 and December 31, 2000, respectively.

Future policy benefits are primarily long-term in nature and therefore, the Company’s investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity; consequently, the Company’s investment in long-term fixed maturities is reported in the financial statements at their amortized cost. To provide additional flexibility and liquidity, the Company has categorized most fixed maturity investments acquired in 2000 and 2001 as available for sale.

Many of the Company’s products contain surrender charges and other features which reward persistency and penalize the early withdrawal of funds. With respect to such products, surrender charges are generally sufficient to cover the Company’s unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating activities was $775,014 and $(1,086,987) in 2001 and 2000, respectively. The net cash provided by (used in) operating activities plus net policyholder contract deposits after the payment of policyholder withdrawals equaled $1,602,697 in 2001 and $(31,938) in 2000. Management utilizes this measurement of cash flows as an indicator of the performance of the Company’s insurance operations, since reporting regulations require cash inflows and outflows from universal life insurance products to be shown as financing activities when reporting on cash flows.

Cash provided by (used in) investing activities was $1,416,197 and $(5,103,209), for 2001 and 2000, respectively. The most significant aspect of cash used in investing activities are the fixed maturity transactions. Fixed maturities account for 82% and 66% of the total cost of investments acquired in 2001 and 2000, respectively. The Company has not directed its investable funds to so-called “junk bonds” or derivative investments.

Net cash provided by (used in) financing activities was $813,883 and $(1,012,917) for 2001 and 2000, respectively. Policyholder contract deposits decreased 10% in 2001 compared to 2000. Policyholder contract withdrawals decreased 8% in 2001 compared to 2000.

FCC is a holding company. Funds required to meet its debt service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis, FCC’s cash flow is dependent on revenues from management and cost sharing arrangements with its subsidiaries and affiliates and its earnings received on invested assets and cash balances. At June 30, 2001, substantially all of the consolidated shareholders equity represents net assets of its subsidiaries. Cash requirements of FCC primarily relate to servicing its long-term debt. The Company’s insurance subsidiaries have maintained adequate statutory capital and surplus and have not used surplus relief or financial reinsurance, which have come under scrutiny by many state insurance departments. The payment of cash dividends to shareholders is not legally restricted. However, insurance company dividend payments are regulated by the state insurance department where the insurance company is domiciled.

Ohio domiciled insurance companies such as UG require five days prior notification to the insurance commissioner for the payment of an ordinary dividend. Ordinary dividends are defined as the greater of: a) prior year statutory earnings or b) 10% of statutory capital and surplus. For the year ended December 31, 2000, UG had a statutory gain from operations of $75,150. At December 31, 2000, UG’s statutory capital and surplus amounted to $14,288,015. Extraordinary dividends (amounts in excess of ordinary dividend limitations) require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management believes the overall sources of liquidity available will be sufficient to satisfy the Company’s financial obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates, broadly, to changes in the value of financial instruments that arise from adverse movements in interest rates, equity prices and foreign exchange rates. The Company is exposed principally to changes in interest rates which affect the market prices of its fixed maturities available for sale and its variable rate debt outstanding. The Company’s exposure to equity prices and foreign currency exchange rates is immaterial. The information is presented in U.S. dollars, the Company’s reporting currency.

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

                                        June 30, 2001
----------------------------------------------------------------------------------------------
                                   Expected maturity date
----------------------------------------------------------------------------------------------
                  2001     2002     2003     2004     2005    Thereafter   Total    Fair
                                                                                      value
---------------- -------- -------- -------- ------- --------- ---------- ---------- ----------
Long term debt
---------------- -------- -------- -------- ------- --------- ---------- ---------- ----------
  Fixed rate           0        0        0       0  2,608,099 3,431,094  6,039,193  6,243,399
---------------- -------- -------- -------- ------- --------- ---------- ---------- ----------
  Avg. int. rate       0        0        0       0     7.50%      8.50%      8.07%
---------------- -------- -------- -------- ------- --------- ---------- ---------- ----------
  Variable rate        0        0        0       0         0  6,800,000  6,800,000  6,800,000
---------------- -------- -------- -------- ------- --------- ---------- ---------- ----------
  Avg. int. rate       0        0        0       0         0      8.57%      8.57%
---------------- -------- -------- -------- ------- --------- ---------- ---------- ----------

                                   PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

See Note 6 regarding David A. Morlan and Louis Black vs. Universal Guaranty Life Insurance
Company and United Trust Assurance Company legal matter.

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Company held its annual meeting of shareholders on June 5, 2001, and the only matter voted on at that meeting was the following:

The election of the following directors who will serve until their successors are elected and qualified, or their earlier death or resignation:

                                                     BROKER
      DIRECTOR             FOR        WITHHELD     NON-VOTES

---------------------- ------------- ------------ -------------
John S. Albin                47,433            6             2
---------------------- ------------- ------------ -------------
Randall L. Attkisson         47,437            2             2
---------------------- ------------- ------------ -------------
John W. Collins              47,433            6             2
---------------------- ------------- ------------ -------------
Jesse T. Correll             47,430            3             8
---------------------- ------------- ------------ -------------
Ward F. Correll              47,440            1             0
---------------------- ------------- ------------ -------------
Thomas F. Darden II          47,441            0             0
---------------------- ------------- ------------ -------------
Luther C. Miller             47,435            4             2
---------------------- ------------- ------------ -------------
Millard V. Oakley            47,436            3             2
---------------------- ------------- ------------ -------------
Robert V. O'Keefe            47,435            4             2
---------------------- ------------- ------------ -------------
William W. Perry             47,439            2             0
---------------------- ------------- ------------ -------------
Robert W. Teater             47,430            9             2
---------------------- ------------- ------------ -------------

ITEM 5.  OTHER INFORMATION.

None

ITEM 6.  EXHIBITS

(a)  The Company hereby incorporates by reference the exhibits as reflected in the Index to
Exhibits of the Company's Form 10-K for the year ended December 31, 2000.  In addition, the following exhibits are attached to this report:

Exhibit A  Agreement and Plan of Reorganization by and between United Trust Group, Inc. and First
           Commonwealth Corporation, dated as of June 5, 2001.

Exhibit B  Agreement and Release, dated February 13, 2001, among James E. Melville, UTG, FCC and
           First Southern Bancorp, Inc.

On June 6, 2001, FCC filed a report on Form 8-K under item 9 "Regulation FD Disclosure" relating to a joint press release of UTG, FCC and APPL regarding the proposed merger of FCC with and into
UTG, a reverse stock split at APPL and a stock repurchase program at UTG, which the respective boards of directors of each company had approved at a meeting held on June 5, 2001.

                                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  FIRST COMMONWEALTH CORPORATION
                                             (Registrant)

Date:   August 13, 2001                            By /s/ Randall L. Attkisson

                                                      Randall L. Attkisson
                                                      President, Chief Operating Officer
                                                         and Director

Date:   August 13, 2001                            By /s/ Theodore C. Miller

                                                      Theodore C. Miller
                                                      Senior Vice President
                                                         and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT NO.                DESCRIPTION

A    Agreement and Plan of Reorganization by and between United Trust Group, Inc. and
     First Commonwealth Corporation, dated as of June 5, 2001.

B    Agreement and Release, dated February 13, 2001, among James E. Melville, UTG, FCC and First Southern Bancorp, Inc.