Form 10-Q
period 2001-09-30
FIRST COMMONWEALTH CORP
filed 2001-11-14
CIK 200776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
                               ------------------

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

  ITEM 1.  FINANCIAL STATEMENTS................................................3
    Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000.3
    Consolidated Statements of Operations for the nine and three months ended
    September  30, 2001 and 2000. .............................................4
    Consolidated Statement of Changes in Shareholders' Equity for the nine months ended September  30, 2001...........................................5
    Consolidated Statements of Cash Flows for the nine months ended September
    30, 2001 and 2000..........................................................6
    Notes to Consolidated Financial Statements.................................7

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

                          PART 1. FINANCIAL INFORMATION
                          Item 1. Financial Statements

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                          Consolidated Balance Sheets
------------------------------------------------------------------------------------------

                                                             September 30,  December 31,
   ASSETS                                                        2001           2000
                                                             -------------  --------------

Investments:
  Fixed maturities at amortized cost
    (market $83,896,454 and $122,623,563)                 $    80,400,649 $   121,922,963
  Investments held for sale:
  Fixed maturities, at market
    (cost $86,826,188 and $42,914,186)                         89,143,005      43,128,280
  Equity securities, at market
    (cost $4,250,823 and $5,410,207)                            4,425,260       5,126,271
  Mortgage loans on real estate at amortized cost              28,298,530      32,896,671
  Investment real estate, at cost,
   net of accumulated depreciation                              2,830,415       3,733,357
  Policy loans                                                 13,668,235      14,090,900
  Other long-term investments                                     200,000         200,000
  Short-term investments                                          625,000       1,654,567
                                                              -------------  --------------
                                                              219,591,094     222,753,009

Cash and cash equivalents                                      25,517,442      12,960,007
Investment in parent                                              350,000         350,000
Receivable from affiliate, net                                          0         291,934
Accrued investment income                                       2,563,675       3,461,199
Reinsurance receivables:
  Future policy benefits                                       34,293,414      35,083,244
  Policy claims and other benefits                              4,057,562       3,911,258
Cost of insurance acquired                                     14,517,776      15,370,289
Deferred policy acquisition costs                               6,806,563       7,853,496
Costs in excess of net assets purchased,
 net of accumulated amortization                                7,326,193       7,647,847
Income taxes receivable:
  Current                                                         162,438         195,068
  Deferred                                                              0       1,148,545
Property and equipment,
   net of accumulated depreciation                              2,297,057       2,567,619
Other assets                                                    1,389,225         648,002
                                                             -------------  --------------
     Total assets                                         $   318,872,439 $   314,241,517
                                                             =============  ==============

LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                  $   245,426,465 $   248,089,964
  Policy claims and benefits payable                            3,509,968       2,639,248
  Other policyholder funds                                      1,266,119       1,445,857
  Dividend and endowment accumulations                         13,064,879      13,416,427
Notes payable                                                  12,839,193      12,839,193
Payable to affiliate, net                                          89,439               0
Income taxes payable, deferred                                    946,286               0
Other liabilities                                               8,096,930       5,357,543
                                                             -------------  --------------
   Total liabilities                                          285,239,279     283,788,232
                                                             -------------  --------------
Minority interests in consolidated subsidiaries                 1,385,460       1,326,992
                                                             -------------  --------------

Shareholders' equity:
Common stock - $1 par value per share.
  Authorized 62,500 shares - 54,385 and 54,393 issued after
  deducting treasury shares of 1,100 and 1,092                     54,385          54,393
Additional paid-in capital                                     51,860,574      51,861,366
Accumulated deficit                                           (21,202,742)    (22,701,428)
Accumulated other comprehensive income                          1,535,483         (88,038)
                                                             -------------  --------------
   Total shareholders' equity                                  32,247,700      29,126,293
                                                              -------------  --------------
   Total liabilities and shareholders' equity             $   318,872,439 $   314,241,517
                                                              =============  ==============
                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                     Consolidated Statements of Operations
------------------------------------------------------------------------------------------------------------

                                                      Three Months Ended             Nine Months Ended
                                                  September 30,  September 30,   September 30,  September 30,
                                                      2001           2000           2001           2000
                                                  -------------  -------------   ------------   ------------
 Revenues:

  Premiums and policy fees                      $    5,006,069 $    5,594,757 $   15,839,391 $   17,794,387
  Reinsurance premiums and policy fees                (868,708)    (1,124,450)    (2,378,771)    (2,785,347)
  Net investment income                              3,557,158      3,867,571     11,409,724     12,031,638
  Realized investment gains and (losses), net           32,798        (20,096)        45,392        219,943
  Other income                                         193,544         31,983        237,996         94,276
                                                  -------------  -------------   ------------   ------------
                                                     7,920,861      8,349,765     25,153,732     27,354,897

Benefits and other expenses:

Benefits, claims and settlement expenses:
  Life                                               4,784,873      5,566,811     15,222,307     17,806,139
  Reinsurance benefits and claims                     (732,664)      (908,201)    (2,038,346)    (2,492,681)
  Annuity                                              362,899        300,267        930,153        908,193
  Dividends to policyholders                           236,133        247,697        781,983        767,446
Commissions and amortization of deferred
 policy acquisition costs                              311,480        347,588      1,412,835      1,882,270
Amortization of cost of insurance acquired             268,771        301,592        852,513        883,716
Operating expenses                                   1,499,503      2,026,587      4,428,718      6,327,076
Interest expense                                       248,133        299,887        784,625        946,306
                                                   -------------  -------------   ------------   ------------
                                                     6,979,128      8,182,228     22,374,788     27,028,465

Income before income taxes, minority interest
 and equity in earnings of investees                   941,733        167,537      2,778,944        326,432

Income tax expense                                    (637,613)      (199,358)    (1,231,076)      (182,578)
Minority interest in (income) loss of
 consolidated subsidiaries                             (23,425)        15,007        (49,182)        29,444

                                                  -------------  -------------   ------------   ------------
Net income (loss)                               $      280,695 $      (16,814)$    1,498,686 $      173,298
                                                  =============  =============   ============   ============

Basic earnings per share from continuing
 operations and net income                      $         5.16 $        (0.31)$        27.56 $         3.18
                                                  =============  =============   ============   ============

Diluted earnings per share from continuing
 operations and net income                      $         5.16 $        (0.31)$        27.56 $         3.18
                                                   =============  =============   ============   ============

Basic weighted average shares outstanding               54,385         54,469         54,386         54,511
                                                  =============  =============   ============   ============

Diluted weighted average shares outstanding             54,385         54,469         54,386         54,511
                                                  =============  =============   ============   ============
                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                  For the nine months ended September 30, 2001
------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                      $         54,393
  Issued during year                                             0
  Purchase treasury shares                                      (8)
                                                    ---------------
  Balance, end of period                                    54,385
                                                    ---------------

Additional paid-in capital
  Balance, beginning of year                            51,861,366
  Issued during year                                             0
  Purchase treasury shares                                    (792)
                                                    ---------------
  Balance, end of period                                51,860,574
                                                    ---------------

Retained earnings (accumulated deficit)
  Balance, beginning of year                           (22,701,428)
  Net income                                             1,498,686     $      1,498,686
                                                    ---------------      ---------------
  Balance, end of period                               (21,202,742)
                                                    ---------------

Accumulated other comprehensive income
  Balance, beginning of year                               (88,038)
  Other comprehensive income
     Unrealized appreciation on securities,
         net of deferred taxes                           1,623,521            1,623,521
                                                     --------------      ---------------
  Comprehensive income                                                 $      3,122,207
                                                                         ===============
   Balance, end of period                                1,535,483
                                                    ---------------

Total shareholders' equity, end of period         $     32,247,700
                                                    ===============
                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------------

                                                                  Nine Months Ended
                                                             September 30, September 30,
                                                                 2001          2000
                                                              -----------   -----------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income                                              $   1,498,686 $     173,298
  Adjustments to reconcile net income to net cash provided by
   (used in) operating activities:
  Amortization/accretion of fixed maturities                     87,998       127,536
  Realized investment (gains) losses, net                       (45,392)     (219,943)
  Policy acquisition costs deferred                            (129,000)     (253,000)
  Amortization of deferred policy acquisition costs           1,175,933     1,420,530
  Amortization of cost of insurance acquired                    852,513       883,716
  Amortization of costs in excess of net
   assets purchased                                             302,748       302,748
  Depreciation                                                  245,022       321,289
  Minority interest                                              49,182       (29,444)
  Change in accrued investment income                           897,524       267,179
  Change in reinsurance receivables                             643,526       976,377
  Change in policy liabilities and accruals                  (1,072,673)   (2,779,253)
  Charges for mortality and administration of
   universal life and annuity products                       (7,094,380)   (7,714,335)
  Interest credited to account balances                       4,368,033     4,648,099
  Change in income taxes payable                              1,275,804       182,578
  Change in indebtedness (to) from affiliates, net              381,373        30,403
  Change in other assets and liabilities, net                (2,158,686)      166,595
                                                             -----------   -----------
Net cash provided by (used in) operating activities           1,278,211    (1,495,627)

Cash flows from investing activities:
  Proceeds from investments sold and matured:
  Fixed maturities held for sale                             15,250,000     5,357,593
  Fixed maturities sold                                               0             0
  Fixed maturities matured                                   43,515,439    21,813,939
  Equity securities                                           2,240,967             0
  Mortgage loans                                             11,156,017     3,610,398
  Real estate                                                 1,247,606     2,433,706
  Policy loans                                                2,281,517     2,251,846
  Other long-term investments                                         0       906,278
  Short-term                                                  2,154,528       413,230
                                                             -----------   -----------
Total proceeds from investments sold and matured             77,846,074    36,786,990
  Cost of investments acquired:
  Fixed maturities held for sale                            (56,082,030)  (19,072,012)
  Fixed maturities                                           (1,124,925)            0
  Equity securities                                          (1,143,724)   (1,760,054)
  Mortgage loans                                             (6,654,908)  (16,712,422)
  Real estate                                                  (160,781)     (469,325)
  Policy loans                                               (1,858,852)   (2,111,781)
  Other long-term investments                                         0      (200,000)
  Short-term                                                 (1,124,961)     (381,309)
                                                              -----------   -----------
  Total cost of investments acquired                        (68,150,181)  (40,706,903)
  Purchase of property and equipment                            (78,888)      (77,094)
  Sale of property and equipment                                201,064             0
                                                             -----------   -----------
 Net cash provided by (used in) investing activities          9,818,069    (3,997,007)

Cash flows from financing activities:
Policyholder contract deposits                                8,751,698     9,783,488
Policyholder contract withdrawals                            (7,276,743)   (8,714,723)
Payments of principal on notes payable                                0    (2,025,000)
Purchase of treasury stock                                         (800)      (11,800)
Purchase of stock of subsidiaries                               (13,000)      (66,624)
                                                             -----------   -----------
 Net cash provided by (used in) financing activities          1,461,155    (1,034,659)
                                                             -----------   -----------

Net increase (decrease) in cash and cash equivalents         12,557,435    (6,527,293)
Cash and cash equivalents at beginning of period             12,960,007    19,767,463
                                                              -----------   -----------
Cash and cash equivalents at end of period                $  25,517,442 $  13,240,170
                                                             ===========   ===========
                            See accompanying notes.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.    Basis of Presentation

The accompanying  consolidated  financial statements are unaudited and have been
prepared  by  First  Commonwealth   Corporation  ("FCC")  and  its  consolidated
subsidiaries ("Company") pursuant to the rules and regulations of the Securities and Exchange Commission.  These consolidated financial statements should be read in conjunction with the consolidated  financial statements and the notes thereto presented in the Company's  Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2000.

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

At  September  30,  2001,  the  parent  and  significant  subsidiaries  of First
Commonwealth Corporation were as depicted on the following organizational chart.

United Trust Group, Inc. (UTG)
100%
82%
100%
North Plaza of Somerset, Inc. (NORTH PLAZA)
First Commonwealth Corporation (FCC)
Roosevelt Equity Corporation (REC)
100%
Universal Guaranty Life Insurance Company (UG)
88%
Appalachian Life Insurance Company (APPL)
100%
Abraham Lincoln Insurance Company (ABE)

2.    INVESTMENTS

As of September 30, 2001,  fixed  maturities and fixed  maturities held for sale represented  77% of total  invested  assets.  As prescribed by the various state
insurance   department  statutes  and  regulations,   the  insurance  companies'
investment  portfolio is required to be invested in investment  grade securities to provide ample  protection for  policyholders.  The Company does not invest in so-called  "junk  bonds"  or  derivative  investments.  The  liabilities  of the insurance  companies are  predominantly  long-term in nature and therefore,  the companies invest primarily in long-term fixed maturity investments.  At the time of acquisition,  the Company determines the classification of the fixed maturity investment. Investments classified as held for sale are carried at market value.
Investments  classified as held to maturity are carried at amortized cost. As of
September 30, 2001, the carrying  value of fixed maturity  securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders' equity.

3.    Notes Payable

At September  30, 2001 and December 31,  2000,  the Company had  $12,839,193  in
long-term debt outstanding, respectively. The debt is comprised of the following components:

                                        09/30/01     12/31/00
                                       -----------  -----------
Affiliated subordinated 20 yr. Notes    3,431,094    3,431,094
Other affiliated notes payable          9,408,099    9,408,099
                                       -----------  -----------
                                     $ 12,839,193 $ 12,839,193
                                       ===========  ===========

A.  Affiliated subordinated debt

The 20-year  notes are payable to the  Company's  ultimate  parent UTG, and bear interest at the rate of 8 1/2% per annum payable semi-annually,  with a lump sum principal payment due June 16, 2012.

Subsequent  to the  reporting  period  for  this  quarterly  filing,  UG paid an ordinary  dividend of  $1,400,000  to FCC.  FCC then used the proceeds to make a principal  reduction totaling $1,302,495 on its 20-year, 8 1/2% notes payable to
UTG.

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

The collective  scheduled principal  reductions on these notes for the next five years consist of a $2,608,099 principal reduction in 2005.

4.    DEFERRED COMPENSATION PLAN

At September  30, 2001 and  December  31, 2000,  the Company held a liability of
$47,533 and  $116,999  relating  to a deferred  compensation  plan that  existed during 1993 and has been  discontinued.  The final  payments due under this plan will be paid in May 2002.  Common stock  options  associated  with this plan all expired on December 31, 2000, with no options being exercised.

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

David A. Morlan,  individually and on behalf of all others similarly situated v.
Universal  Guaranty  Life Ins.,  United Trust  Assurance  Co.,  United  Security
Assurance  Co.,  United Trust Group,  Inc. and First  Commonwealth  Corporation,
(U.S. Court of Appeals for the Seventh Circuit, Appeal No. 01-3795)

On April 26, 1999,  the above  lawsuit was filed by David Morlan and Louis Black in the Southern District of Illinois against  Universal  Guaranty Life Insurance
Company ("UG") and United Trust Assurance  Company  ("UTAC")  (merged into UG in
1992).  After the lawsuit was filed,  the plaintiffs,  who were former insurance salesmen, amended their complaint, dropped Louis Black as a plaintiff, and added
United  Security  Assurance  Company  ("USAC"),  UTG and FCC as defendants.  The plaintiffs are alleging that they were employees of UG, UTAC or USAC rather than independent contractors. The plaintiffs are seeking class action status and have asked to recover various employee  benefits,  costs and attorneys' fees, as well as monetary damages based on the defendants' alleged failure to withhold certain taxes.

On  September  18, 2001,  in response to these  briefs,  the case was  dismissed without  predjudice  because Morlan lacked standing to pursue the claims against defendants. The plaintiffs have appealed the dismissal of the case to the United
States Court of Appeals for the Seventh Circuit.

The Company continues to believe that it has meritorious  grounds to defend this lawsuit,  and it intends to defend the case  vigorously.  It  believes  that the defense  and  ultimate  resolution  of the  lawsuit  should  not have a material adverse effect upon the business,  results of operations or financial  condition of the Company. Nevertheless, if the lawsuit were to be successful, it is likely that such  resolution  would have a  material  adverse  effect on the  Company's business, results of operations and financial condition.

During the fourth  quarter of 2000,  the  Company  established  a  liability  of
$500,000  to cover  estimated  legal costs  associated  with the defense of this matter. At September 30, 2001 a $245,860  liability remained for defense of this matter.

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

7.    Other Cash Flow Disclosure

On a cash basis,  the Company paid  $719,178  and  $893,551 in interest  expense during the first nine months of 2001 and 2000, respectively. The Company paid $0 in  federal  income  tax  during  the  first  nine  months  of  2001  and  2000, respectively.  At September  30, 2001,  the Company had acquired  $4,097,126  in fixed maturity investments for which the cash had not yet been paid. The payable for these  securities  is  included  in the line item other  liabilities  on the balance sheet.

8.    CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First Southern National Bank ("FSNB"),  a subsidiary of First
Southern Bancorp,  Inc. ("FSB"),  the largest shareholder of UTG. These accounts hold  approximately  $5,000,000  for which  there are no pledges  or  guarantees outside FDIC insurance  limits.  The Company has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.  Mr. Jess Correll is the controlling  shareholder,  a director and officer of each of FSB, FSNB and UTG.

9.      PROPOSED MERGER

On June 5, 2001,  United Trust Group, Inc. (NASDAQ Small Cap Market symbol UTGI)
and FCC  jointly  announced  their  respective  Boards of  Directors  approved a definitive  agreement  whereby UTG would  acquire the  remaining  common  shares
(approximately  18%) of FCC which UTG does not currently own. Under the terms of the agreement,  FCC will be merged with and into UTG, with UTG continuing as the surviving entity in the merger.

Pursuant  to the merger  agreement,  UTG will pay $250 in cash for each share of
FCC common stock not held by United Trust Group.  The  transaction is subject to various  conditions  precedent set forth in the merger agreement,  including the approval of the transaction by the  shareholders of FCC. FCC plans to submit the transaction to the vote of the FCC  shareholders to be held at a special meeting to be called for that purpose.  Shareholders  of FCC are urged to read the Proxy
Statement when it becomes available.

10.     REVERSE STOCK SPLIT

On June 5, 2001, the board of directors of Appalachian Life Insurance Company, a
West  Virginia  corporation  and  then 88%  owned  indirect  subsidiary  of FCC, approved,  subject to  shareholder  and any  required  regulatory  approvals,  a reverse split of the common stock of Appalachian Life Insurance  Company.  Under the terms of the reverse  stock  split,  any  shareholder  of  Appalachian  Life
Insurance  Company who owns less than 118,700 shares prior to the effective time of the reverse  split would  receive a cash  payment  based upon $6.50 per share
(pre-reverse stock split) of Appalachian Life Insurance Company, and Appalachian
Life  Insurance  Company  would  become a wholly owned  subsidiary  of Universal
Guaranty Life Insurance Company, a wholly owned subsidiary of FCC.

Subsequent to the reporting period for this quarterly filing,  the reverse stock split and the amendment to the Articles of  Incorporation  of  Appalachian  Life
Insurance  Company  to  effect  the same was  approved  by the  shareholders  of
Appalachian Life Insurance Company,  and the required  regulatory  approvals and clearances  were  received.  The reverse stock split was effected on October 26,
2001. At that time,  Appalachian  Life  Insurance  Company became a wholly owned subsidiary  of  Universal  Guaranty  Life  Insurance  Company,  a  wholly  owned subsidiary of FCC.

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

3.   Changes  in the  regulation  of  financial  services  and  other  insurance
     regulatory   initiatives  and   developments,   including  bank  sales  and
     underwriting  of  insurance  products,  which may  affect  the  competitive environment for the Company's products.

4.   Other factors affecting the performance of the Company,  including, but not limited to, market conduct  claims,  insurance  industry  insolvencies,  an unfavorable  outcome  of  pending  litigation,  stock  market  performance, investment  performance,  and any  uncertainty  of the  impact of events of
     September 11, 2001 and related events thereafter.

Results of Operations

(a) Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 10% when comparing the first nine months of 2001 to 2000 and decreased
7% for the third quarter  comparison.  The Company  currently  writes little new traditional  business,  consequently,  traditional premiums will decrease as the amount  of  traditional  business  in-force  decreases.  Collected  premiums  on universal life and interest  sensitive products is not reflected in premiums and policy  revenues  because  Generally  Accepted  Accounting  Principles  ("GAAP")
requires  that  premiums  collected  on these  types of  products  be treated as deposit liabilities rather than revenue.  Unless the Company acquires a block of in-force  business  or  marketing  changes  its focus to  traditional  business, premium revenue will continue to decline.

Net investment  income decreased 5% when comparing the first nine months of 2001 to 2000 and  decreased 8% for the third  quarter  comparison.  During 2000,  the
Company received $632,000  investment  earnings from a joint venture real estate development  project  that was  completed  in the  first  quarter  of  2000.  In addition,  the prime rate was 3.50% lower at  September  30, 2001 than it was at
September 30, 2000. This resulted in lower earnings on short-term  funds as well
as  on  longer-term  investments  acquired.   Investment  income  declines  were
partially  offset by an  increase  in  mortgage  loan  activity.  Mortgage  loan interest was $2,227,000 for the first nine months of 2001 compared to $1,095,000 in the same period of 2000.  Yields on these loans were  approximately 2% higher than on fixed maturities the Company would otherwise have acquired.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors investment yields, and when necessary (and if permitted under the terms of the  insurance  product or policy)  adjusts  credited  interest  rates on its insurance products to preserve targeted interest spreads, ranging from 1% to 2%.
It is expected  that  monitoring  of the  interest  spreads by  management  will provide the necessary  margin to adequately  provide for associated costs on the insurance  policies  the  Company  currently  has in force and will write in the future.  At the  March  2001  Board of  Directors  meeting,  the  Boards  of the insurance  subsidiaries of UTG and FCC lowered  crediting rates one-half percent on all  rate-adjustable  products  that  could  be  lowered.  With  this  latest reduction  the vast  majority  of the  Company's  rate-adjustable  products  are lowered to their guaranteed  minimum rates,  and as such,  cannot be lowered any further.  These  adjustments were in response to continued  declines in interest rates in the  marketplace.  The decrease is expected to result in  approximately
$500,000 in interest crediting savings annually, when fully implemented.  Policy interest  crediting rate changes become effective on an individual  policy basis on the next  policy  anniversary.  Therefore,  it will take a full year from the time the change is determined for the full impact of such change to be realized.

(b) Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased  14% in 2001  compared to 2000 for the first nine months and decreased
13% for the third quarter  comparison.  Death benefit claims were  approximately
$1,435,000  less than the prior nine month period.  Policy claims vary from year to year and therefore,  fluctuations in mortality are to be expected and are not considered  unusual by management.  The reserve decreases on interest  sensitive business in force is due to the interest  crediting  rates and decrease in death benefit claims. Reserves continue to increase on in-force policies as the age of the insureds increases.

Operating  expenses  decreased  30% in 2001  compared to 2000 for the first nine month period and decreased 26% for the third  quarter  comparison.  At the March
27,  2000 Board of  Directors  meeting,  UTG,  FCC and each of their  affiliates accepted  the  resignation  of Larry  E.  Ryherd  as  Chairman  of the  Board of
Directors and Chief Executive Officer of those respective companies.  Mr. Ryherd had 28 months remaining on an employment contract with the Company at the end of
March 2000. As such, a charge of $933,333 was incurred in first quarter 2000 for the remainder of this contract.  Additionally,  the Company accrued  $125,000 in expenses  in the  first  quarter  2000  related  to  severance  costs  from  the termination  of three  employees.  Exclusive  of the above  accruals,  operating expenses declined 16% from the prior year nine months primarily as the result of lower salary and related employee costs.

Interest expense decreased 17% in the first nine months of 2001 compared to 2000 and for the third quarter results. During 2000, the Company repaid $2,025,000 of its debt.  Included in this  amount were  principal  payments of  $2,000,000  on affiliated  notes with UTG and a payment  of  $25,000  to retire  the  remaining principal  on its  nonaffiliated  senior  debt.  Declines in the prime rate have resulted in interest savings on FCC's variable rate notes.

(c) Net income

The  Company  had net income of  $1,498,686  for the first  nine  months of 2001 compared  to a net income of  $173,298  in 2000 and net income of  $280,695  for third  quarter 2001  compared to a net loss of $(16,814) for third quarter 2000.
The  increase in net income is primarily  attributable  to the decrease in death benefit  claims in  addition  to the  decrease in  operating  expenses  from the previous year. Of the remaining debt,  $6,800,000,  carries a variable  interest rate tied to prime. The national prime rate has declined 3.50% during 2001.

Financial Condition

The  financial  condition of the Company has improved  since  December 31, 2000.
Total shareholders'  equity increased  approximately  $3,121,000 as of September
30, 2001 compared to December 31, 2000.

Investments represent approximately 69% and 71% of total assets at September 30,
2001 and December  31,  2000,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of  investment.  In light of these  statutes and  regulations,  and the
Company's  business and  investment  strategy,  the Company  generally  seeks to invest in high quality low risk investments.

In 1999, the Company began investing more of its funds in mortgage  loans.  This is the result of increased mortgage investment  opportunities  available through
First  Southern  National  Bank  ("FSNB"),  an affiliate of Jesse  Correll.  Mr.
Correll and his affiliates control a majority of the outstanding common stock of
UTG, and Mr.  Correll is the Chairman and CEO of, as well as a director of, UTG,
FCC and  their  three  insurance  company  subsidiaries.  FSNB has been  able to provide the Company with additional  opportunities  to participate in commercial and residential  mortgage loans,  which provide more attractive  yields than the
traditional  bond  market.   During  2001,  the  Company  issued   approximately
$4,535,000 in new mortgage loans.  These new loans were originated  through FSNB and funded by the  Company  through  participation  agreements  with FSNB.  FSNB services the loans covered by these participation  agreements.  The Company pays
FSNB a .25% servicing fee on these loans and a one-time fee at loan  origination of .50% of the original loan amount to cover costs  incurred by FSNB relating to the  processing and  establishment  of the loan. The loans issued in 2001 had an average yield of  approximately  7.49%.  The Company  anticipates  continuing to primarily  invest in mortgage  loans and  government  agency bonds for the short period.  All mortgage  loans held by the Company are first position  loans.  The
Company has no loans that are in default and in the  process of  foreclosure  at
September 30, 2001.

The liabilities are predominantly long-term in nature and therefore, the Company invests  in  long-term  fixed  maturity  investments  that are  reported  in the financial  statements at their  amortized  cost. The Company has the ability and intent to hold these investments to maturity; consequently, the Company does not expect to realize any significant loss from these investments.  The Company does not own any derivative  investments  or "junk bonds".  As of September 30, 2001, the carrying  value of fixed  maturity  securities in default as to principal or interest was immaterial in the context of consolidated  assets or  shareholders'
equity. The Company has identified securities it may sell and classified them as
"investments  held for sale".  Investments  held for sale are carried at market, with  changes in market  value  charged  directly to  shareholders'  equity.  To provide  additional  flexibility and liquidity,  the Company has categorized all fixed  maturity  investments  acquired in 2000 and 2001 as  available  for sale.
Securities  originally classified as available for sale have since matured, thus reducing the amount of securities carried in this category. It was determined it would  be in the  Company's  best  financial  interest  to  classify  these  new purchases as available for sale to provide additional liquidity.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were 8% and 4% as of September 30, 2001,  and December 31, 2000,
respectively. Fixed maturities as a percentage of total invested assets were 77%
and 74% as of September 30, 2001 and December 31, 2000, respectively.

Future policy  benefits are  primarily  long-term in nature and  therefore,  the
Company's  investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide  sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity;  consequently,  the Company's investment in long-term fixed maturities is reported in the financial  statements at their  amortized cost.  However,  to provide  additional  flexibility and liquidity,  the Company has categorized all fixed maturity investments acquired in 2000 and 2001 as available for sale.

Many of the Company's  products  contain  surrender  charges and other  features which  reward  persistency  and  penalize the early  withdrawal  of funds.  With respect to such products,  surrender  charges are generally  sufficient to cover the Company's  unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash  provided by (used in) operating  activities  for the first nine months was
$1,278,211  and  $(1,495,627)  in 2001  and  2000,  respectively.  The net  cash provided  by (used  in)  operating  activities  plus net  policyholder  contract deposits after the payment of  policyholder  withdrawals  equaled  $2,753,166 in
2001 and $(426,862) in 2000.  Management utilizes this measurement of cash flows as an indicator of the performance of the Company's insurance operations,  since reporting  regulations  require cash inflows and outflows  from  universal  life insurance  products to be shown as financing  activities  when reporting on cash flows.

Cash  provided by (used in) investing  activities  for the first nine months was
$9,818,069  and  $(3,997,007),   for  2001  and  2000,  respectively.  The  most
significant  aspect of cash used in investing  activities are the fixed maturity transactions.  Fixed  maturities  account  for 84% and 47% of the total  cost of investments  acquired  in 2001  and  2000,  respectively.  The  Company  has not
directed  its  investable   funds  to  so-called   "junk  bonds"  or  derivative
investments.

Net cash  provided by (used in) financing  activities  for the first nine months was $1,461,155 and  $(1,034,659) for 2001 and 2000,  respectively.  Policyholder contract deposits decreased 11% in 2001 compared to 2000.  Policyholder contract withdrawals decreased 17% in 2001 compared to 2000.

FCC is a holding company.  Funds required to meet its debt service  requirements and other expenses are primarily provided by its subsidiaries.  On a parent only basis, FCC's cash flow is dependent on revenues from management and cost sharing arrangements  with its subsidiaries and affiliates and its earnings  received on invested assets and cash balances.  At September 30, 2001,  substantially all of the consolidated  shareholders equity represents net assets of its subsidiaries.
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

Ohio  domiciled   insurance  companies  such  as  UG  require  five  days  prior notification  to the  insurance  commissioner  for the  payment  of an  ordinary dividend.  Ordinary  dividends  are  defined  as the  greater  of: a) prior year statutory  earnings or b) 10% of  statutory  capital and  surplus.  For the year ended December 31, 2000, UG had a statutory gain from operations of $75,150.  At
December 31, 2000, UG's statutory  capital and surplus  amounted to $14,288,015.
Extraordinary  dividends  (amounts in excess of ordinary  dividend  limitations)
require prior approval of the insurance commissioner and are not restricted to a specific calculation.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy its financial obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates,  broadly, to changes in the value of financial  instruments that arise from adverse  movements in interest rates,  equity prices and foreign exchange rates. The Company is exposed  principally to changes in interest rates which affect the market  prices of its fixed  maturities  available for sale and its variable rate debt outstanding.  The Company's exposure to equity prices and foreign currency  exchange rates is immaterial.  The information is presented in
U.S. Dollars, the Company's reporting currency.

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

-----------------------------------------------------------------------------------------------
                                      September 30, 2001
-----------------------------------------------------------------------------------------------
                                    Expected maturity date
-----------------------------------------------------------------------------------------------
                  2001     2002     2003     2004     2005     Thereafter   Total    Fair value
---------------- -------- -------- -------- ------- ---------- ----------- --------- ----------
Long term debt
---------------- -------- -------- -------- ------- ---------- ----------- --------- ----------
  Fixed rate           0        0        0       0  2,608,099   3,431,094  6,039,193 6,505,731
---------------- -------- -------- -------- ------- ---------- ----------- --------- ----------
  Avg. int. rate       0        0        0       0      7.50%       8.50%     8.07%
---------------- -------- -------- -------- ------- ---------- ----------- --------- ----------
  Variable rate        0        0        0       0          0   6,800,000  6,800,000 6,800,000
---------------- -------- -------- -------- ------- ---------- ----------- --------- ----------
  Avg. int. rate       0        0        0       0          0       6.59%     6.59%
---------------- -------- -------- -------- ------- ---------- ----------- --------- ----------

                          PART II. OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS.

See Note 6 to the Financial  Statements included in Part I of this filing for an update of the David A.  Morlan  legal  matter  reported  on  previous  quarterly filings.

ITEM 2.  CHANGE IN SECURITIES.

NONE

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

NONE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

ITEM 5.  OTHER INFORMATION.

NONE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

NONE

(b)     Reports on form 8K

NONE

                                   SIGNATURES

Pursuant  to the  requirements  of the  Securities  Exchange  Act of  1934,  the
registrant  has duly  caused  this  report  to be  signed  on its  behalf by the undersigned thereunto duly authorized.

                         FIRST COMMONWEALTH CORPORATION
                                  (Registrant)

Date:   November 5, 2001                           By /s/ Randall L. Attkisson
------------------------                              ----------------------------------
                                                      Randall L. Attkisson
                                                      President, Chief Operating Officer
                                                         and Director

Date:   November 5, 2001                           By /s/ Theodore C. Miller
------------------------                              ----------------------------------
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

                         FIRST COMMONWEALTH CORPORATION
                                  (Registrant)

Date:    November 5, 2001                          by
------------------------                              ----------------------------------
                                                      Randall L. Attkisson
                                                      President, Chief Operating Officer
                                                         and Director

Date:    November 5, 2001                          by
------------------------                              ----------------------------------
                                                      Theodore C. Miller
                                                      Senior Vice President and
                                                         Chief Financial Officer