Form 10-K
period 2001-12-31
FIRST COMMONWEALTH CORP
filed 2002-03-26
CIK 200776

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001        Commission File Number 0-5392

                         FIRST COMMONWEALTH CORPORATION
              ----------------------------------------------------
             (Exact Name of Registrant as specified in its charter)

                             5250 South Sixth Street
                                  P.O. Box 5147
                             Springfield, IL 62705
           ----------------------------------------------------------
          (Address of principal executive offices, including zip code)

           VIRGINIA                                               54-0832816
----------------------------                                    ----------------
(State or other jurisdiction                                    (I.R.S. Employer
incorporation or organization)                               Identification No.)

Registrant's telephone number, including area code:  (217) 241-6300

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                                        Name of each exchange
-------------------                                         on which registered
      None                                                 ---------------------
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

At March 1, 2002, the Registrant had outstanding  54,385 shares of Common Stock, par value $1 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

                         FIRST COMMONWEALTH CORPORATION
                                    FORM 10-K
                          YEAR ENDED DECEMBER 31, 2001

      ITEM 5.  MARKET FOR COMPANY'S EQUITY AND RELATED
               SECURITY HOLDERS MATTERS.......................................18

      ITEM 6.  SELECTED FINANCIAL DATA........................................19

      ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS............................20

      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................31

      ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

      ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL

      ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
                AND REPORTS ON FORM 8-K.......................................74

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

At December 31, 2001, the parent and significant majority-owned  subsidiaries of the Registrant were as depicted on the following organizational chart:

United Trust Group, Inc.
(UTG)
100%
82%
100%
North Plaza of
Somerset, Inc.
(NORTH PLAZA)
First Commonwealth
Corporation
(FCC)
Roosevelt Equity
Corporation
(REC)
100%
Universal Guaranty
Life Insurance Company
(UG)
100%
Appalachian Life
Insurance Company
(APPL)
100%
Abraham Lincoln
Insurance Company
(ABE)

This  document at times will refer to the  Company's  largest  shareholder,  Mr.
Jesse T. Correll and certain  companies  controlled by Mr. Correll.  Mr. Correll
holds  a  majority   ownership  of  First  Southern   Funding  LLC,  a  Kentucky
corporation,  ("FSF") and First Southern Bancorp,  Inc. ("FSBI"), a bank holding company that operates out of 14 locations in central  Kentucky.  Mr.  Correll is
Chairman  of the  Board  of  Directors  of UTG and is  currently  UTG's  largest shareholder  through  his  ownership  control of FSF,  FSBI and  affiliates.  At
December  31,  2001  Mr.  Correll  owns  or  controls  directly  and  indirectly approximately 60% of UTG.

On  September  4, 2001,  FSF and FSBI (and their  principals)  restructured  the manner in which  they  hold  shares of UTG by  forming a new  limited  liability
company  under  Kentucky  law,  First  Southern  Holdings,   LLC  ("FSH").  FSBI
contributed  to FSH shares of UTG common  stock held by it and cash in  exchange for a 99%  membership  interest  in FSH.  FSF  contributed  to FSH shares of UTG common stock held by it,  subject to notes  payable which were assumed by FSF in exchange for a 1% membership interest in FSH.

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

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG $10,999,995 and certain shareholders of UTG $999,990 in cash.

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

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr.
Correll,  in combination with other  individuals,  made an equity  investment in
UTG. Under the terms of the Stock Acquisition Agreement, Mr. Correll and certain of his affiliates  contributed  their 100% ownership of North Plaza of Somerset,
Inc. to UTG in exchange for 681,818 authorized but unissued shares of UTG common stock.  The Board of Directors of UTG approved the  transaction at their regular quarterly board meeting held on December 7, 1999. North Plaza of Somerset,  Inc.
owns  for  investment  purposes,  a  shopping  center  in  Somerset,   Kentucky,
approximately  12,000 acres of  timberland  in Kentucky,  and a 50%  partnership interest in an additional 11,000 acres of Kentucky  timberland.  North Plaza has no debt. The net assets have been valued at $7,500,000,  which equates to $11.00 per share for the new shares of UTG that were issued in the transaction.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary  of FCC and UTG,  and  (ii) its  minority  shareholders  received  an aggregate  of  $1,055,294.50  in respect of their  shares.  Prior to the reverse stock split, UG owned 88% of the outstanding shares of APPL.

PRODUCTS

UG's portfolio consists of two universal life insurance products. Universal life insurance is a form of permanent  life insurance  that is  characterized  by its flexible  premiums,  flexible face amounts,  and unbundled pricing factors.  The primary  universal life insurance  product is referred to as the "Century 2000".
This product was  introduced to the  marketing  force in 1993 and has become the cornerstone  of current  marketing.  This  product has a minimum  face amount of
$25,000 and currently  credits 4.5%  interest with a guaranteed  rate of 4.5% in the first 20 years and 3% in years 21 and greater. The policy values are subject to a $4.50 monthly policy fee, an administrative load and a premium load of 6.5%
in all years. The premium and administrative loads are a general expense charge, which is added to a policy's  net premium to cover the  insurer's  cost of doing business.  A premium load is assessed upon the receipt of a premium payment.  An administrative load is a monthly maintenance charge. The administrative load and surrender  charges  are  based on the issue  age,  sex and  rating  class of the policy.  A  surrender  charge is  effective  for the first 14 policy  years.  In general,  the surrender charge is very high in the early years and then declines to zero at the end of 14 years.  Policy  loans are  available  at 7% interest in advance.  The policy's accumulated fund will be credited the guaranteed interest rate in relation to the amount of the policy loan.

The second universal life product referred to as the "UL90A", has a minimum face amount of $25,000.  The  administrative  load is based on the issue age, sex and rating class of the policy. Policy fees vary from $1 per month in the first year to $4 per  month in the  second  and  third  years  and $3 per  month  each year thereafter.  The UL90A  currently  credits 4.5% interest with a 4.5%  guaranteed interest rate.  Partial  withdrawals,  subject to a remaining  minimum $500 cash surrender value and a $25 fee, are allowed once a year after the first duration.
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

APPL markets traditional non-participating products that include the 10-pay life traditional  product and preferred whole life plans. The 10-pay life traditional product is a limited pay product  whereby the owner pays premiums over a 10 year period.  At the end of the  10th  year,  no  further  premiums  are paid and the insurance remains in-force. The preferred whole life plan is a traditional whole life  product  similar to 10-pay life plan other than  premiums are payable over the entire life of the contract.

The Company believes its premium rates are competitive with other insurers doing business in the states in which the Company is marketing its products.

The Company markets other products,  none of which is significant to operations.
The Company has a variety of policies in force  different from those,  which are currently being marketed.  Interest sensitive products including  universal life and excess  interest  whole life  ("fixed  premium  UL")  account for 57% of the insurance in force. Approximately 22% of the insurance in force is participating business,  which represents  policies under which the policyowner  shares in the
insurance  companies   statutory   divisible  surplus.   The  Company's  average
persistency  rate for its policies in force for 2001 and 2000 has been 91.6% and
89.8%,  respectively.  The Company does not anticipate any material fluctuations in rates in the future that may result from competition.

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

MARKETING

New business  production has been declining the past several years. In 2001, the
Companies issued 118 universal life insurance contracts and 323 traditional life insurance contracts. In 1999 management significantly scaled back on home office support  of  marketing  efforts  in  response  to  the  declining  new  business production  adjusting  expense levels  relating to new business  consistent with current production.  Management currently places little emphasis on new business production,  believing the  Companies  could better  utilize their  resources in other ways. In 2001, the Company  increased its emphasis on policy  retention in an attempt to improve current persistency levels. In this regard, several of the home office staff have become  licensed  insurance  agents enabling them broader abilities when dealing with the customer in regards to their  existing  policies and possible alternatives. This program is relatively new, but early indications are generally positive.  Management will continue to monitor the results of this program and make adjustments as deemed necessary.

Excluding  licensed home office personnel,  UG has a total of 25 general agents.
UG primarily  markets its products in the Midwest  region with most sales in the states of  Illinois  and Ohio.  APPL has a total of 3 active  agents  who market primarily to rural  customers in the state of West  Virginia.  ABE has no active agents.  No  individual  sales  agent  accounted  for over 10% of the  Company's premium volume in 2001. The Company's sales agents do not have the power to bind the Company.

ABE is licensed to sell life insurance in Alabama, Arizona,  Illinois,  Indiana,
Louisiana and Missouri.  During 2001, Illinois and Indiana accounted for 36% and
38%, respectively of ABE's direct premiums collected.

APPL is licensed to sell life insurance in Alabama, Arizona, Arkansas, Colorado,
Georgia,  Illinois,  Indiana, Kansas, Kentucky,  Louisiana,  Missouri,  Montana,
Nebraska, Ohio, Oklahoma, Pennsylvania, Tennessee, Utah, Virginia, West Virginia
and Wyoming.  During 2001,  West  Virginia  accounted  for 87% of APPL's  direct premiums collected.

UG is licensed to sell life insurance in Alabama, Arizona,  Arkansas,  Colorado,
Delaware,  Florida,  Georgia, Idaho, Illinois,  Indiana, Iowa, Kansas, Kentucky,
Louisiana,  Massachusetts,  Minnesota, Mississippi, Missouri, Montana, Nebraska,
Nevada,  New Mexico,  North  Carolina,  North Dakota,  Ohio,  Oklahoma,  Oregon,
Pennsylvania,  Rhode Island,  South Carolina,  South Dakota,  Tennessee,  Texas,
Utah, Virginia,  Washington,  West Virginia and Wisconsin. During 2001, Illinois
accounted for 20%, and Ohio accounted for 32% of direct premiums  collected.  No other state accounted for more than 6% of direct premiums collected in 2001.

In 2001,  $22,864,330  of total direct  premium was  collected by the  insurance subsidiaries.  Ohio  accounted  for 28%,  Illinois  accounted  for 18%, and West
Virginia accounted for 12% of total direct premiums collected.

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

Benefit  reserves for  universal  life  insurance  and interest  sensitive  life insurance  products  are  computed  under a  retrospective  deposit  method  and represent policy account balances before applicable  surrender  charges.  Policy benefits and claims that are charged to expense include benefit claims in excess of related policy account balances.  Interest crediting rates for universal life and  interest  sensitive  products  range  from 4.0% to 5.5% for the year  ended
December  31,  2001 and 4.5% to 5.5% for the years ended  December  31, 2000 and
1999.

REINSURANCE

As is customary in the insurance  industry,  the insurance  subsidiaries  of the
Company cede insurance to, and assume insurance from, other insurance  companies under  reinsurance  agreements.  Reinsurance  agreements are intended to limit a life insurer's maximum loss on a large or unusually  hazardous risk or to obtain a  greater  diversification  of  risk.  The  ceding  insurance  company  remains primarily  liable with respect to ceded insurance should any reinsurer be unable to meet the obligations  assumed by it. However,  it is the practice of insurers to reduce  their  exposure to loss to the extent  that they have been  reinsured with  other  insurance  companies.  The  Company  sets a limit on the  amount of insurance  retained on the life of any one person.  The Company  will not retain more than $125,000,  including  accidental  death benefits,  on any one life. At
December 31, 2001, the Company had gross insurance in force of $2.630 billion of which approximately $654 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company believes the assuming  companies are able to honor all contractual  commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently,  the Company is utilizing reinsurance  agreements with Business Mens'
Assurance Company,  ("BMA") and Life Reassurance  Corporation of America, ("LIFE
RE").  Recently,  Swiss Re Life and Health America Incorporated merged into LIFE
RE and  the  merged  entity  was  renamed  Swiss  Re  Life  and  Health  America
Incorporated  ("SWISS RE").  BMA and SWISS RE currenty hold an "A"  (Excellent), and "A++" (Superior)  rating,  respectively,  from A.M. Best, an industry rating company.  The reinsurance  agreements were effective December 1, 1993, and cover all new business of the Company.  The  agreements  are a yearly  renewable  term
("YRT")  treaty where the Company cedes  amounts  above its  retention  limit of
$100,000 with a minimum cession of $25,000.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
("PALIC") as of September 30, 1996.  Under the terms of the agreement,  UG ceded to PALIC substantially all of its paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
("Guardian"),  currently hold an "A"  (Excellent),  and "A+" (Superior)  rating, respectively,  from A.M. Best, an industry  rating  company.  The agreement with
PALIC  accounts for  approximately  66% of the  reinsurance  receivables,  as of
December 31, 2001.

On  September  30,  1998,  UG  entered  into a  coinsurance  agreement  with The
Independent Order of Vikings, an Illinois fraternal  organization ("IOV"). Under the terms of the agreement,  UG agreed to assume on a coinsurance  basis, 25% of the reserves and liabilities arising from all inforce insurance contracts issued by the IOV to its members.  At December 31, 2001, the IOV insurance  inforce was
approximately   $1,696,000,   with  reserves   being  held  on  that  amount  of
approximately $403,500.

On June 1, 2000, UG assumed an already  existing  coinsurance  agreement,  dated
January  1,  1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona
corporation   ("LLRC")  and  Investors   Heritage  Life  Insurance   Company,  a
corporation  organized under the laws of the  Commonwealth of Kentucky  ("IHL").
Under the terms of the  agreement,  LLRC  agreed to assume  from IHL a 90% quota share of new issues of credit life and  accident and health  policies  that have been written on or after January 1, 1992 through  various  branches of the First
Southern National Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is $15,000.  UG assumed all the rights and obligations  formerly  held by  LLRC as the  reinsurer  in the  agreement.  LLRC liquidated its charter immediately following the transfer. At December 31, 2001,
IHL has insurance inforce of approximately $4,148,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2001,
2000 and 1999 was as follows:

                                   Shown in thousands
                     -----------------------------------------------
                         2001             2000             1999
                       Premiums         Premiums         Premiums
                        Earned           Earned           Earned
                     --------------   -------------    -------------
Direct            $        20,333  $        22,970 $         25,539
Assumed                       111               76               20
Ceded                      (3,172)          (3,556)          (3,978)
                     --------------   -------------    -------------
Net premiums      $        17,272  $        19,490 $         21,581
                     ==============   =============    =============

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

The following table reflects net investment income by type of investment.

                                                                                December 31,
                                                        ----------------------------------------------------------
                                                               2001               2000               1999
                                                          ---------------    ----------------   ----------------
Fixed maturities and fixed maturities
  Held for sale                                         $     10,831,162   $     11,775,706   $     11,886,968
Equity securities                                                131,263            116,327             91,429
Mortgage loans                                                 2,715,834          1,777,374          1,078,028
Real estate                                                      198,314            311,027            389,181
Policy loans                                                     970,142            997,381            991,812
Other long-term investments                                            0            655,418             63,528
Short-term investments                                           114,538            156,815            147,726
Cash                                                             562,905            847,400            811,103
                                                          ---------------    ----------------   ----------------
Total consolidated investment income                          15,524,158         16,637,448         16,637,448
Investment expenses                                             (581,256)          (767,851)          (961,275)
                                                          ---------------    ----------------   ----------------
Consolidated net investment income                      $     14,942,902   $     15,869,597   $     14,498,500
                                                          ===============    ================   ================

At December 31,  2001,  the Company had a total of $200,000 in  investment  real estate which did not produce income during 2001.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2001 and 2000 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                 Fixed Maturities
                 ----------------
      Rating                       % of Portfolio
      ------                    ----------------------
                                  2001        2000
                                ----------  ----------
Investment Grade
   AAA                              61%         48%
   AA                                6%         16%
   A                                24%         27%
   BBB                               8%          9%
Below investment grade               1%          0%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========

The  following  table  summarizes  the  Company's  fixed  maturities  and  fixed maturities held for sale by major classification.

                                                                       Carrying Value
                                                      --------------------------------------------------
                                                                 2001                      2000
                                                          --------------------      --------------------
U.S. government and government agencies                $           43,087,596   $            66,795,111
States, municipalities and political subdivisions                  11,990,823                15,524,611
Collateralized mortgage obligations                                54,132,094                 9,140,804
Public utilities                                                   22,219,127                27,287,454
Corporate                                                          42,204,195                46,303,263
                                                          --------------------      --------------------
                                                       $          173,633,835   $           165,051,243
                                                          ====================      ====================

The following table shows the composition and average  maturity of the Company's investment portfolio at December 31, 2001.

                                                      Average
                                                     Carrying                 Average              Average
        Investments                                    Value                 Maturity               Yield
        -----------------------------------       ----------------       ------------------      ------------

        Fixed maturities and fixed
           maturities held for sale         $         169,342,539        5 years                       6.40%
        Equity securities                               4,489,494        Not applicable                2.92%
        Mortgage Loans                                 28,141,783        5 years                       9.65%
        Investment real estate                          6,404,828        Not applicable                3.10%
        Policy loans                                   13,849,678        Not applicable                7.00%
        Short-term investments                          1,102,284        190 days                      8.25%
        Cash and cash equivalents                      14,832,615        On demand                     3.80%
                                                  ----------------
        Total Investments and Cash          $         238,163,221                                      6.52%
                                                  ================

At December 31, 2001, fixed maturities and fixed maturities held for sale have a combined market value of $176,353,850. Fixed maturities are carried at amortized cost.  Management  has the  ability  and intent to hold these  securities  until maturity. Fixed maturities held for sale are carried at market.

The Company holds $550,001 in short-term  investments.  Management  monitors its investment maturities which in their opinion is sufficient to meet the Company's cash  requirements.  Fixed  maturities  of  $17,266,473  mature  in one year and
$84,495,730 mature in two to five years.

The Company holds  $23,386,895  in mortgage  loans,  which  represents 8% of the total assets. All mortgage loans are first position loans.  Before a new loan is issued,  the  applicant  is  subject to  certain  criteria  set forth by Company management  to ensure  quality  control.  These  criteria  include,  but are not limited to, a credit report,  personal financial information such as outstanding debt,  sources of income,  and personal  equity.  Loans issued are limited to no more than 80% of the appraised  value of the property and must be first position against the collateral.

The Company  has one loan of $28,536,  which is in default and in the process of foreclosure.  The  Company  has no loans  which  are under a  repayment  plan or restructuring.  Letters are sent to each mortgagee when the loan becomes 30 days or  more  delinquent.  Loans  90  days  or  more  delinquent  are  placed  on  a non-performing  status and  classified  as delinquent  loans.  Reserves for loan losses are  established  based on  management's  analysis  of the loan  balances compared to the expected  realizable value should  foreclosure take place. Loans are  placed  on a  non-accrual  status  based  on a  quarterly  analysis  of the likelihood of repayment.  All  delinquent and troubled loans held by the Company are loans,  which were held in portfolios  by acquired  companies at the time of acquisition.  Management believes the current internal controls  surrounding the mortgage loan selection process provide a quality portfolio with minimal risk of foreclosure and/or negative financial impact.

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

In 1999, the Company began investing more of its funds in mortgage  loans.  This is the result of increased  mortgage  opportunities  available  through FSNB, an affiliate of Jesse Correll. Mr. Correll is the Chairman and CEO of, as well as a director of, UTG, FCC and their three insurance company  subsidiaries.  FSNB has been able to provide the Company with  additional  expertise  and  experience in underwriting  commercial  and  residential  mortgage  loans,  which provide more attractive  yields than the  traditional  bond market.  During 2001, the Company issued  approximately  $4,535,000  in new mortgage  loans.  These new loans were originated  through  FSNB  and  funded  by  the  Company  through  participation agreements  with FSNB.  FSNB services the loans  covered by these  participation agreements.  The  Company  pays FSNB a .25%  servicing  fee on these loans and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.

A mortgage  loan  reserve is  established  and  adjusted  based on  management's quarterly  analysis  of the  portfolio  and any  deterioration  in  value of the underlying  property which would reduce the net realizable value of the property below its current  carrying value.  During 2001, the Company sold mortgage loans with a prior allowance of $140,000 and recorded a net loss of $20,000 decreasing the allowance to $120,000  maintained  for potential  mortgage loan losses.  The current  allowance  represents  approximately  50% of the total outstanding loan balances on certain loans identified by management. Although most of these loans are currently in good standing,  due to economic  depression in the region these loans are located, a significant potential for future losses exists.

In  addition,  the Company  also  attempts to ensure that  current and  adequate insurance on the properties  underlying the mortgages is being  maintained.  The
Company  requires  proof of  insurance  on each loan and further  requires to be shown as a  lienholder  on the policy so that any change in  coverage  status is reported  to the  Company.  Proof of  payment  of real  estate  taxes is another monitoring  technique utilized by the Company.  Management  believes a change in insurance status or non-payment of real estate taxes is an indicator that a loan is  potentially  troubled.  Correspondence  with the  mortgagee  is performed to determine the reasons for either of these events occurring.

The following table shows a distribution of the Company's mortgage loans by type.

Mortgage Loans                                               Amount         % of Total
------------------------------------------------------   ----------------  -------------
Commercial - insured or guaranteed                    $        1,923,365            8%
Commercial - all other                                        18,343,133           78%
Farm                                                           2,903,259           12%
Residential - insured or guaranteed                              111,655            1%
Residential - all other                                          105,483            1%

The following table shows a geographic  distribution  of the Company's  mortgage
loan  portfolio  and  investment   real  estate  and  real  estate  acquired  in
satisfaction of debt.

                         Mortgage             Real
                           Loans             Estate
                        ------------        ----------
Alabama                        15%                0%
Illinois                        0%               25%
Indiana                         3%                0%
Kentucky                       69%                0%
Louisiana                       0%                2%
North Carolina                 11%                0%
New Hampshire                   0%               73%
Other                           2%                0%
                        ------------        ----------
Total                         100%              100%
                        ============        ==========

The following table summarizes delinquent mortgage loan holdings of the Company.

Delinquent
90 days or More                                2001               2000               1999
-----------------------------------        -------------      -------------      -------------
Non-accrual status                    $       164,941     $            0     $            0
Other                                               0             83,972             58,074
Reserve on delinquent
Loans                                        (110,000)                 0            (10,000)
                                           -------------      -------------      -------------
Total delinquent                      $        54,941     $       83,972     $       48,074
                                           =============      =============      =============
Interest income past due
(delinquent loans)                    $             0     $        6,975     $        1,296
                                           =============      =============      =============

In process of restructuring           $             0     $            0     $            0
Restructuring on other
Than market terms                                   0                  0                  0
Other potential problem
Loans                                           9,299            215,481            124,883
                                           -------------      -------------      -------------
Total problem loans                   $         9,299     $      215,481     $      124,883
                                           =============      =============      =============
Interest income foregone
(restructured loans)                  $             0     $            0     $            0
                                           =============      =============      =============
In process of foreclosure             $        28,536     $            0     $            0
                                           -------------      -------------      -------------
Total foreclosed loans                $        28,536     $            0     $            0
                                           =============      =============      =============
Interest income foregone
(restructured loans)                  $         2,497     $            0     $            0
                                           =============      =============      =============

See Item 2, Properties, for description of real estate holdings.

COMPETITION

The insurance business is a highly  competitive  industry and there are a number of other  companies,  both stock and mutual,  doing  business in areas where the
Company  operates.  Many of these  competing  insurers  are  larger,  have  more diversified  and established  lines of insurance  coverage,  have  substantially greater financial resources and brand recognition as well as a greater number of agents. Other significant  competitive factors in the insurance industry include policyholder benefits, service to policyholders, and premium rates.

The insurance  industry is a mature industry.  In recent years, the industry has experienced  virtually  no  growth in life  insurance  sales,  though  the aging population  has  increased  the  demand for  retirement  savings  products.  The products  offered (see  Products) by the Company are similar to those offered by other major companies.  The product features are regulated by the states and are subject to  extensive  competition  among  major  insurance  organizations.  The
Company believes a strong service  commitment to  policyholders,  efficiency and flexibility of operations,  timely service to the agency force and the expertise of its key  executives  help reduce the  competitive  pressures  it faces in the insurance industry.

In 1999,  Congress passed legislation  reducing or eliminating certain barriers,
which  existed  between  insurance   companies,   banks  and  brokerages.   This
legislation  opens markets for  financial  institutions  to compete  against one another and to acquire one another across previously established barriers.  This creates both additional  challenges and opportunities for the Company.  The full impact of these changes on the financial  industries is still evolving,  and the
Company continues to monitor these changes and how they impact the Company.

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

At  year-end  2001,  UG had one ratio  outside  the normal  range.  The ratio is related to the decrease in premium income.  The decrease was attributable to the continued  business decline in new business writings combined with a decrease in renewal premiums from normal terminations of existing business.  As a result, UG fell slightly outside the normal range for this ratio.

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

     * Or, 2.5 with negative trend.

At December 31, 2001, each of the insurance  subsidiaries has a Ratio that is in
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
exposed.

During  1999,   Congress  passed  the   Gramm-Leach-Bliley   Financial  Services
Modernization  Act,  which  requires  financial   institutions,   including  all
insurers,  to take certain  steps to enhance  privacy  protections  of nonpublic personal  information  for consumers.  It requires  financial  companies to tell consumers how their  financial  information  is protected,  and what a company's financial  information sharing practices are, both within a corporate family and with  unrelated  third parties.  Companies must inform their  customers of their privacy policies and practices at the start of their business relationship,  and then at least once a year for the duration of the  relationship.  Companies also must disclose the types of information that are shared. The privacy  protections under the act became  effective  November 13, 2000.  Financial  institutions had until July 1, 2001, to establish and implement privacy policies. The Company has implemented  new procedures in response to this  legislation and believes it has complied with the requirements of this legislation.

A task force of the NAIC  undertook a project to codify a  comprehensive  set of statutory  insurance  accounting  rules and  regulations.  Project  results were approved by the NAIC with an implementation date of January 1, 2001. Many states in which the Company  does  business  implemented  these new rules with the same effective  date as  proposed  by the NAIC.  The  Company  implemented  these new regulations  effective January 1, 2001 as required.  Implementation of these new rules  to  date  has  not  had a  material  financial  impact  on the  insurance subsidiaries financial position or results of operations.  The NAIC continues to modify and amend issue papers regarding codification.  The Company will continue to monitor this issue as changes and new proposals are made.

EMPLOYEES

There are  approximately  58 persons  who are  employed  by the  Company and its subsidiaries.

ITEM 2.  PROPERTIES

The  following   table  shows  a  breakout  of  property,   net  of  accumulated
depreciation,  owned and  occupied by the Company and the  distribution  of real estate by type.

     Property owned                        Amount               % of Total
     Home Office                        $ 1,992,317                 18%

     Investment real estate
     Commercial                         $ 6,491,734                 60%
     Residential development            $ 2,384,564                 22%
                                        $ 8,876,298                 82%

     Grand total                       $ 10,868,615                100%
                                       ============                ====

Total  investment real estate holdings  represent  approximately 3% of the total assets of the Company net of accumulated depreciation of $58,225 and $251,766 at year-end  2001 and 2000  respectively.  The  Company  owns an office  complex in
Springfield, Illinois, which houses the primary insurance operations. The office buildings  contain  57,000  square  feet of  office  and  warehouse  space.  The properties are carried at $1,992,317.  Currently, the facilities occupied by the
Company are adequate relative to the Company's present operations.

During the fourth  quarter of 2001,  UG  purchased  real  estate from an outside third party through the  formation of an LLC in which UG is a two-thirds  owner.
The other one-third partner is Millard V. Oakley,  who is a Director of both UTG and FCC.  Hampshire Plaza,  LLC consists of a twenty story,  254,000 square foot office  tower,  an attached  72,000  square foot retail  plaza,  and an attached parking garage with approximately 350 parking spaces located in Manchester,  New
Hampshire for $6,333,336.  The Company plans to invest an additional  $2,000,000 over the next few years in order to renovate and improve  existing  office space within the building.  The intent of these improvements would be made in order to lease the office space in the near future. A significant portion of the existing office leases  expires in early to mid 2002. At December 31, 2001,  the property was carried at $6,491,734.

Residential development property is primarily located in Springfield,  Illinois, and entails several  developments,  each targeted for a different segment of the population.  These targets  include a  development  primarily for the first time home buyer, an upscale  development for existing homeowners looking for a larger home, and duplex  condominiums  for those who desire  maintenance free exteriors and  surroundings.  The  Company's  primary  focus  in the  past has been on the development  and sale of lots,  with an  occasional  home  construction  to help stimulate interest.  During 2000,  management determined it would be in the long term best  interests of the Company to  discontinue  development  and attempt to liquidate the remaining properties.

ITEM 3.  LEGAL PROCEEDINGS

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

On September 18, 2001, the case was dismissed  without  prejudice because Morlan lacked  standing to pursue the claims against  defendants.  The plaintiffs  have appealed the dismissal of the case to the United States Court of Appeals for the
Seventh Circuit.

In addition to the appeal, a second action was filed entitled; Julie Barrette
Ahrens,  David Dzuiban,  William Milam, David Schneiderman,  individually and on behalf of all others similarly situated vs Universal Guaranty Life, United Trust
Assurance Company,  United Security  Assurance  Company.  United States District
Court for the Southern District of Illinois. Case No: 01-4314-JPG.

The Company continues to believe that it has meritorious  grounds to defend both the original and related lawsuit, and it intends to defend the cases vigorously.
The Company  believes  that the defense and ultimate  resolution  of the lawsuit should  not have a  material  adverse  effect  upon  the  business,  results  of operations or financial condition of the Company.  Nevertheless,  if the lawsuit were to be successful,  it is likely that such resolution  would have a material adverse  effect on the Company's  business,  results of operations and financial condition.  At December 31, 2001, the Company  maintains a liability of $300,000 to cover estimated legal costs associated with the defense of this matter.

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

                                          BID
    PERIOD                       LOW              HIGH

    2001
    First quarter                 86                86
    Second quarter                86                86
    Third quarter                 86                86
    Fourth quarter                86               160

                                          BID
    PERIOD                       LOW              HIGH

    2000
    First quarter                110               110
    Second quarter                85               110
    Third quarter                 80                86
    Fourth quarter                86                86

FCC has no current  plans to pay  dividends  on its common  stock and intends to retain all earnings for investment in and growth of the Company's business.  The payment  of  future  dividends,  if any,  will be  determined  by the  Board  of
Directors in light of existing  conditions,  including the  Company's  earnings, financial  condition,  business  conditions and other factors deemed relevant by the Board of Directors.  See Note 2 in the accompanying  consolidated  financial statements for information regarding dividend restrictions.

Number of Common Shareholders as of March 1, 2002 is 3,438.

ITEM 6.  SELECTED FINANCIAL DATA

                                                  FINANCIAL HIGHLIGHTS
                                            (000's omitted, except per share data)
                                       2001                2000                1999               1998               1997
                                  ----------------    ---------------     ---------------    ---------------     --------------
Premium income
  net of reinsurance           $           17,272  $          19,490  $           21,581  $          26,396  $          28,639
Total revenues                 $           33,602  $          35,232  $           35,759  $          40,632  $          43,354
Net gain/(loss)                $            2,185 $           (1,847) $             (378) $          (1,950) $          (1,845)
Net loss per share             $            40.19  $          (33.90) $            (6.93) $          (35.74) $          (32.65)
Total assets                   $          309,900  $         314,242  $          320,875  $         328,737  $         332,572
Total long term debt           $           11,537  $          12,839  $           14,864  $          17,370  $          18,242
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
2001.

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

4.   Other factors affecting the performance of the Company,  including, but not limited to,  market  conduct  claims,  regulatory  initiatives  or changes, insurance industry insolvencies,  stock market performance,  and investment performance.

RESULTS OF OPERATIONS

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased 11% when comparing 2001 to 2000 and 10% from 2000 to 1999. The Company currently  writes little new  traditional  business,  consequently,  traditional premiums will decrease as the amount of traditional business in-force decreases.
Collected  premiums on  universal  life and interest  sensitive  products is not
reflected  in  premiums  and  policy  revenues  because  accounting   principles
generally  accepted  in the  United  States of  America  require  that  premiums collected  on these types of products be treated as deposit  liabilities  rather than  revenue.  Unless the  Company  acquires a block of  in-force  business  or marketing significantly increases on traditional business,  premium revenue will continue to decline at a rate consistent with prior  experience.  The Companies'
average  persistency  rate for all  policies in force for 2001 and 2000 has been approximately  91.6%  and  89.8%,  respectively.  Persistency  is a  measure  of insurance in force retained in relation to the previous year.

During 2001,  the Company  implemented  a  conservation  effort in an attempt to improve  the  persistency  rate of Company  policies.  Several  of the  customer service  representatives  of the Company have become licensed  insurance agents, allowing them to offer other products within the Company's portfolio to existing customers.  Additionally,  stronger  efforts have been made in policy  retention through more personal  contact with the customer  including  telephone  calls to discuss  alternatives  and reasons for a customer's  request to surrender  their policy.  Previously,  the Company's  agency force was primarily  responsible for conservation efforts. With the decline in the number of agents, their ability to reach these customers  diminished,  making conservation  efforts difficult.  The conservation  efforts  described above are relatively new, but early results are generally  positive.  Management will continue to monitor these efforts and make adjustments  as seen  appropriate  to enhance the future success of the program.
The  Company is  currently  exploring  the  introduction  of a new product to be specifically  used  by  the  licensed  customer  service  representatives  as an alternative to the customer in the conservation  efforts.  The new product is in the very preliminary  design stage.  Introduction of the new product will depend on the product competitiveness and profitability.

New  business  production  decreased  steadily and  significantly  over the last several years.  New business  production in 2001 was only 8.5% of the production levels in 1996.  The  Company has not placed a strong  emphasis on new  business production in recent years. Costs associated with supporting new business can be significant.  In recent years, the insurance industry as a whole has experienced a decline in the total number of agents who sell insurance  products,  therefore competition has intensified for top producing sales agents. The relatively small size of the Companies, and the resulting limitations, has made it challenging to compete in this area.  In early 1999,  management  determined it could no longer continue to support the costs of new  business in light of the  declining  trend and no  indication  it would reverse  itself.  As such,  at that time,  existing agents were  allowed to continue  marketing  Company  products,  but the Company significantly reduced home office support and discontinued sales leads to agents using existing inforce policies.

The Company has considered the feasibility of a marketing opportunity with First
Southern  National Bank, an affiliate of UTG's largest  shareholder.  Management has  considered  various  products  including  annuity type  products,  mortgage protection products and existing insurance products,  as a possibility to market to all banking  customers.  This potential is believed to be a viable niche, but is not expected to produce significant premium writings.

Net investment  income decreased 6% when comparing 2001 to 2000 and increased 9%
when  comparing  2000 to 1999.  During 2000,  the Company  received  $632,000 in investment  earnings from a joint venture real estate  development  project that
was  in  its  latter   stages.   The  earnings  from  this  activity   represent
approximately 4% of the 2000 investment income.

The national  prime rate has declined from 9.5% at December 31, 2000 to 4.75% at
December 31, 2001.  This has resulted in lower  earnings on short-term  funds as well as on longer-term investments acquired.

The overall  investment  yields for 2001,  2000 and 1999,  are 6.52%,  7.03% and
6.46%, respectively.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary  margin to adequately  provide for associated costs on the insurance  policies  the  Company  currently  has in force and will write in the future.  At the  March  2001  Board of  Directors  meeting,  the  Boards  of the insurance  subsidiaries lowered crediting rates one half percent on all products that could be lowered.  With this  latest  reduction,  the vast  majority of the
Company's  rate-adjustable  products are now at their guaranteed  minimum rates, and as such,  cannot be lowered any further.  These adjustments were in response to  continued  declines in interest  rates in the  marketplace.  The decrease is expected  to result in  approximately  $500,000 in  interest  crediting  savings annually, when fully implemented.  Policy interest crediting rate changes become effective  on an  individual  policy  basis  on  the  next  policy  anniversary.
Therefore,  it will take a full year from the time the change is determined  for the full impact of such change to be realized.  The guaranteed minimum crediting rates on these products range from 3% to 5.5%.

Realized investment gains, net of realized losses, were $436,280, $(260,078) and
$(530,894) in 2001, 2000 and 1999, respectively.

During 2001, the Company sold the West Virginia properties  including the former home office  building of APPL,  realizing a gain of  $217,574.  The Company also sold certain common stocks it had acquired in 2000 and 2001  realizing  gains of
$132,760.

During early 1999, the Company re-evaluated its real estate holdings, especially those properties  acquired through  acquisitions of other companies and mortgage loan  foreclosures,  and determined it would be in the long term interest of the
Company to dispose of certain of these parcels.  Parcels  targeted for sale were generally non-income or low income producing and located in parts of the country where management has little other reason to travel.

During  2000,  real estate  continued  to account for almost all of the realized gain and loss  activity.  By third  quarter of 2000,  the  Company  had sold the remaining real estate  properties  identified  for disposal in prior years.  The
Company  recorded net  realized  gains of $728,000  from these sales.  By fourth quarter 2000, remaining real estate consisted of development real estate located in  Springfield,  IL. In  December  2000,  management  studied  its  development properties,  analyzing  such issues as remaining  time to fully develop  without over  saturation,  historic  sales  trends,  management  time and  resources  to continue  development and other  alternatives such as modifying current plans or discontinuing entirely.  Management determined it would be in the long term best interests of the Company to discontinue development and attempt to liquidate the remaining  properties.  As such,  a realized  loss of $913,000  was  recorded in
December  2000 to  reduce  the  book  value of these  properties  to the  amount management  determined  it would  accept  net of  selling  costs  to  facilitate liquidation.  During the fourth quarter of 2000, the Company recorded a $170,000 increase to the allowance maintained for potential mortgage loan losses.

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

On June 1, 2001,  the Company began  performing  administrative  work as a third party  administrator  ("TPA") for an unaffiliated  life insurance  company.  The business  being  administered  is a  closed  block  with  approximately  260,000 policies,  a majority of which are paid up. The Company  receives  monthly  fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During  2001,  the Company  received
$299,905  for this work.  These TPA revenue  fees are  included in the line item
"other  income" on the  Company's  consolidated  statements of  operations.  The
Company intends to pursue other TPA  arrangements.  Management  believes it is a good source of  generating  additional  revenues  while  utilizing the Company's strength, excess capacity and efficient administrative services.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, decreased  13% in 2001 as compared to 2000 and  increased 2% in 2000 as compared to 1999.  The  decrease  in premium  revenues  from normal  policy  terminations resulted in lower  benefit  reserve  increases in each of the periods  presented compared to the previous  period.  Fluctuations  in death claim  experience from year to year typically has a significant  impact on variances in this line item.
Death claims were $1,636,000 less in 2001 than in 2000 and $2,574,000 greater in
2000 than in 1999. There is no single event that caused the mortality variances.
Policy claims vary from year to year and  therefore,  fluctuations  in mortality are to be expected and are not considered  unusual by  management.  At the March
1999  Board of  Directors  meeting,  the  Boards of the  insurance  subsidiaries lowered  crediting rates one half percent on all products that could be lowered.
The change resulted in interest crediting  reductions of approximately  $600,000 per year.  In March  2001,  the  Boards of the  insurance  subsidiaries  lowered crediting rates one-half percent on all  rate-adjustable  products that could be lowered.  With  this  latest  reduction  the  vast  majority  of  the  Company's rate-adjustable  products have been lowered to their  guaranteed  minimum rates, and as such,  cannot be lowered any further.  The decrease is expected to result in approximately  $500,000 in interest  crediting savings  annually,  when fully implemented.  These  adjustments  were in  response  to  continued  declines  in interest rates in the marketplace. Policy interest crediting rate changes become effective  on an  individual  policy  basis  on  the  next  policy  anniversary.
Therefore,  it will take a full year from the time the change is determined  for the full impact to be realized.

Commissions and amortization of deferred policy  acquisition costs decreased 32%
in 2001 compared to 2000 and decreased 25% in 2000 compared to 1999. The Company performs  actuarial analysis of the recoverability of the asset based on current trends and known events compared to assumptions used in the establishment of the original asset. No impairments were recorded in 2001 or 2000.

Amortization of cost of insurance acquired decreased 3% in 2001 compared to 2000 and  increased  10% in 2000  compared  to 1999.  Cost of  insurance  acquired is established when an insurance company is acquired. The Company assigns a portion of its cost to the right to receive future cash flows from  insurance  contracts existing  at the  date  of the  acquisition.  The  cost  of  policies  purchased represents the actuarially determined present value of the projected future cash flows from the acquired  policies.  Cost of  insurance  acquired is comprised of individual  life insurance  products  including whole life,  interest  sensitive whole life and universal life insurance products.  Cost of insurance acquired is amortized with interest in relation to expected future profits, including direct charge-offs  for any excess of the unamortized  asset over the projected  future profits.  The interest rates utilized in the amortization  calculation are 9% on approximately 25% of the balance and 15% on the remaining balance.  The interest rates vary due to risk  analysis  performed  at the time of  acquisition  on the business acquired.  The amortization is adjusted  retrospectively when estimates of current or future gross  profits to be realized  from a group of products are revised.  The Company did not have any charge-offs during the periods covered by this  report.  Amortization  of  cost  of  insurance  acquired  is  particularly sensitive to changes in  persistency  of certain  blocks of insurance  in-force.
Persistency  is a measure of  insurance  in force  retained  in  relation to the previous year. The Company's average  persistency rate for all policies in force for  2001,  2000 and  1999  has  been  approximately  91.6%,  89.8%  and  89.4%, respectively.

Operating  expenses  decreased 24% in 2001 compared to 2000 and increased 30% in
2000 compared to 1999.  During the fourth  quarter of 2000, Mr. Jesse T. Correll as Board Chairman requested the resignation of James E. Melville as President of
UTG and its subsidiaries.  A special joint meeting of the Boards of Directors of
United Trust Group, Inc. and its subsidiaries was held January 8, 2001, at which
the  termination  of  the  employment   agreement  between  First   Commonwealth
Corporation  and James E. Melville,  and the termination of James E. Melville as an officer or agent of United Trust Group, Inc. and all of its subsidiaries were approved  by the Boards of  Directors  of each of the  companies.  An accrual of
$562,000 was established  through a charge to general  expenses at year-end 2000 for the  remaining  payments  required  pursuant to the terms of Mr.  Melville's employment  contract and other  settlement  costs.  A $500,000  accrual was also established  at year-end  2000 for  estimated  legal costs  associated  with the defense of a legal  matter.  See Item 3 legal  proceedings  for a more  complete analysis of this matter.  During the third quarter 2000,  the Company  settled a legal matter for $550,000 and incurred an additional  $150,000 in legal fees. At the March 27, 2000 Board of Directors meeting, United Trust Group, Inc. and each of its affiliates accepted the resignation of Larry E. Ryherd as Chairman of the
Board of  Directors  and  Chief  Executive  Officer.  Mr.  Ryherd  had 28 months remaining on an  employment  contract with the Company at the end of March 2000.
As such,  a charge  of  $933,000  was  incurred  in first  quarter  2000 for the remainder of this contract.  Exclusive of the above accruals, operating expenses declined 2% in 2001  compared to 2000 and declined 12% in 2000 compared to 1999, primarily as the result of lower salary and related employee costs.

During  the  fourth  quarter  of  1999,  the  Company   transferred  the  policy
administration functions of its insurance subsidiary APPL from Huntington, WV to its  Springfield,  IL location.  The transfer was completed to reduce  operating costs. APPL policy administration was then converted to the same computer system used to administer the other insurance subsidiaries.  Following the transfer and system conversion,  all insurance  administration is located at the Springfield,
IL office and administered on the same computer system.  This action resulted in cost savings of approximately  $250,000 per year in administrative costs. During
2001, the Company transferred all remaining functions from Huntington, WV to the
Springfield, IL location and sold the West Virginia property. The closing of the
Huntington  office  resulted in  approximately  $250,000  per year in  operating expense savings.

Interest  expense  declined 21% comparing 2001 to 2000 and declined 8% comparing
2000 to 1999. At December 31, 2001, FCC had $11,536,698 in notes payable, and no debt is owed to outside parties. During 2001 and 2000, FCC repaid $1,302,495 and
$2,025,000 of its debt through dividends received from its insurance subsidiary,
UG.

Deferred taxes are established to recognize  future tax effects  attributable to temporary  differences  between the financial  statements and the tax return. As these  differences  are realized in the financial  statement or tax return,  the deferred income tax established on the difference is recognized in the financial statements as an income tax expense or credit.

(c)  Net income (loss)

The Company had a net income (loss) of $2,185,607,  $(1,846,840)  and $(377,957)
in 2001, 2000 and 1999  respectively.  Significant one time charges and accruals to operating expenses combined with an increase in death claims during 2000 were the primary  differences in the 2001 to 2000 results.  The Company  continues to monitor and adjust those items within its control.

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

The Company  does not own any  derivative  investments  or "junk  bonds".  As of
December 31, 2001, the carrying value of fixed maturity securities in default as to principal or interest was immaterial in the context of consolidated assets or shareholders'  equity.  The Company has  identified  securities  it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has categorized almost all fixed maturity  investments  acquired in 2000 and 2001 as available for sale.  It was  determined it would be in the Company's best financial interest to classify these new purchases as available for sale to provide additional liquidity and flexibility.

The following table  summarizes the Company's fixed  maturities  distribution at
December 31, 2001 and 2000 by ratings category as issued by Standard and Poor's, a leading ratings analyst.

                 Fixed Maturities
                 ----------------
      Rating                       % of Portfolio
     -------                    ----------------------
                                  2001        2000
                                ----------  ----------
Investment Grade
   AAA                              61%         48%
   AA                                6%         16%
   A                                24%         27%
   BBB                               8%          9%
Below investment grade               1%          0%
                                ----------  ----------
                                   100%        100%
                                ==========  ==========

In 1999, the Company began investing more of its funds in mortgage  loans.  This is the result of its  affiliation  with FSNB.  FSNB has been able to provide the
Company with additional expertise and experience in underwriting  commercial and residential  mortgage  loans,  which  provide  more  attractive  yields than the traditional bond market.  During 2001 and 2000, the Company issued approximately
$4,535,000 and $21,863,000 respectively,  in new mortgage loans. These new loans were generated  through FSNB and its personnel and funded by the Company through participation  agreements  with FSNB.  FSNB  services the loans covered by these participation  agreements.  The Company pays FSNB a .25%  servicing fee on these loans and a one-time fee at loan origination of .50% of the original loan amount to cover costs incurred by FSNB relating to the processing and  establishment of the loan. All mortgage loans held by the Company are first position  loans.  The
Company has one loan  totaling  $28,536 that is in default and in the process of foreclosure at December 31, 2001.

Investment real estate holdings represent approximately 2.9% of the total assets of the Company.  Total  investment real estate is separated into two categories:
Commercial  73% and  Residential  Development  27%.  During 2001,  UG acquired a two-thirds  interest  in a parcel  of  commercial  real  estate  located  in New
Hampshire. The property is a 20 story office building including a parking garage and a connected  enclosed  retail mall all totaling  326,610  square  feet.  The property  was  acquired  for  investment  purposes  and had a carrying  value at
December 31, 2001 of $6,491,734.

Policy loans remained consistent for the periods presented.  Industry experience for policy loans indicates few policy loans are ever repaid by the  policyholder other than through  termination of the policy.  Policy loans are  systematically reviewed to ensure that no individual  policy loan exceeds the  underlying  cash value of the policy.

Deferred  policy  acquisition  costs  decreased  19% in 2001  compared  to 2000.
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
policy. The Company had $141,000 in policy acquisition costs deferred,  $247,000 in interest accretion and $1,887,577 in amortization in 2001.

Cost of insurance  acquired  decreased 7% in 2001  compared to 2000. At December
31,  2001,  cost of  insurance  acquired was  $14,219,005  and net  amortization totaled  $1,151,284  for the year.  When an insurance  company is acquired,  the
Company  assigns a portion of its cost to the right to receive future cash flows from insurance  contracts  existing at the date of the acquisition.  The cost of policies  purchased  represents the actuarially  determined present value of the projected  future  cash  flows from the  acquired  policies.  Cost of  insurance acquired is  amortized  with  interest in relation to expected  future  profits, including  direct  charge-offs for any excess of the unamortized  asset over the projected future profits.

(b)  Liabilities

Total liabilities  decreased 2% in 2001 compared to 2000. Policy liabilities and accruals,  which represents  approximately  94% of total  liabilities  decreased slightly from the prior year. The total decline is  attributable  to a shrinking policy base and declining new business production.

Notes payable  decreased 10% in 2001 compared to 2000.  During 2001, the Company repaid $1,302,495 of principal on its affiliated  subordinated debt. At December
31, 2001, FCC had $11,536,698 in notes payable.

(c)  Shareholders' Equity

Total shareholders' equity increased 10% in 2001 compared to 2000. This increase was mainly attributable to the Company's net income of $2,185,607 and unrealized
gains  on  investments   held  for  sale  of  $701,393  also  influenced   total
shareholders' equity.

LIQUIDITY AND CAPITAL RESOURCES

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of total assets were 5% and 4% as of December  31, 2001 and 2000,  respectively.
Fixed maturities as a percentage of total invested assets were 78% and 74% as of
December 31, 2001 and 2000, respectively.

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

Cash provided by (used in) operating activities was $1,603,246, $(2,645,902) and
$(1,381,527) in 2001, 2000 and 1999, respectively. Reporting regulations require cash inflows and outflows from universal life insurance  products to be shown as financing  activities  when  reporting on cash flows.  The net cash  provided by operating  activities  plus  policyholder  contract  deposits less  policyholder contract  withdrawals  equaled  $3,622,756  in  2001,  $(883,982)  in  2000  and
$1,571,847 in 1999.  Management  utilizes this  measurement  of cash flows as an indicator of the performance of the Company's insurance operations.

Cash provided by (used in) investing  activities was $181,337,  $(3,814,275) and
$(4,974,503), for 2001, 2000 and 1999, respectively. The most significant aspect of cash  provided  by (used in)  investing  activities  are the  fixed  maturity transactions. Fixed maturities account for 81%, 43% and 68% of the total cost of investments acquired in 2001, 2000 and 1999,  respectively.  The Company has not
directed  its  investable   funds  to  so-called   "junk  bonds"  or  derivative
investments.

Net cash provided by (used in) financing activities was $92,684,  $(347,279) and
$370,651 for 2001,  2000 and 1999,  respectively.  The Company  continues to pay down on its outstanding debt. Such payments are included within this category.

Policyholder  contract  deposits  decreased  11% in 2001  compared to 2000,  and decreased  10% in 2000 when  compared  to 1999.  The  decrease  in  policyholder contract deposits relates to the decline in new business production  experienced in the last few years by the Company.  Policyholder  contract  withdrawals  have decreased  15% in 2001  compared to 2000,  and  decreased 2% in 2000 compared to
1999. The change in policyholder contract withdrawals is not attributable to any one significant event. Factors that influence  policyholder contract withdrawals are fluctuation of interest rates, competition and other economic factors.

At December 31, 2001, FCC had  $11,536,698  in notes  payable.  During 2001, the
Company  repaid  $1,302,495 on its  affiliated  subordinated  debt.  Contractual obligations on the Company's long-term debt require total payments of $9,408,099 due in 4-5 years and $2,128,599 due after 5 years.

Since  FCC is a  holding  company,  funds  required  to meet  its  debt  service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis,  FCC's cash flow is dependent on revenues from management and cost sharing  arrangements  with its subsidiaries  and its earnings  received on invested assets and cash balances.  At December 31, 2001,  substantially  all of the consolidated  shareholders equity represents net assets of its subsidiaries.
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

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory  capital and surplus.  For the year ended December 31, 2001, UG had a statutory gain from  operations of $2,212,215.  At December 31, 2001, UG's statutory capital and surplus amounted to $16,105,265.  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid ordinary dividends of $1,400,000 to FCC during 2001.

A life  insurance  company's  statutory  capital is computed  according to rules prescribed by the National Association of Insurance  Commissioners  ("NAIC"), as
modified by the  insurance  company's  state of domicile.  Statutory  accounting rules are different from accounting  principles generally accepted in the United
States of America and are intended to reflect a more  conservative  view by, for
example,   requiring  immediate  expensing  of  policy  acquisition  costs.  The achievement of long-term growth will require growth in the statutory  capital of the Company's  insurance  subsidiaries.  The subsidiaries may secure  additional
statutory  capital  through  various  sources,   such  as  internally  generated
statutory  earnings or equity  contributions by the Company from funds generated through debt or equity offerings.

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
follows:

                                       Ratio of Total  Adjusted  Capital  to
                                           Authorized  Control  Level  RBC
     Regulatory Event                          (Less Than or Equal to)
     ----------------                  --------------------------------------
     Company action level                                2*
     Regulatory action level                             1.5
     Authorized control level                            1
     Mandatory control level                             0.7
     * Or, 2.5 with negative trend.

At December 31, 2001, each of the insurance  subsidiaries has a Ratio that is in
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

At  year-end  2001,  UG had one ratio  outside  the normal  range.  The ratio is related to the decrease in premium income.  The decrease was attributable to the continued  business decline in new business writings combined with a decrease in renewal premiums from normal terminations of existing business.  As a result, UG fell slightly outside the normal range for this ratio.

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
follows:

                                             Ratio of Total Adjusted Capital to
                                                Authorized Control Level RBC
     Regulatory Event                             (Less Than or Equal to)
     ----------------                           ----------------------------

     Company action level                                   2*
     Regulatory action level                                1.5
     Authorized control level                               1
     Mandatory control level                                0.7

     * Or, 2.5 with negative trend.

At December 31, 2001, each of the insurance  subsidiaries has a Ratio that is in
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
exposed.

During  2000,   Congress  passed  the   Gramm-Leach-Bliley   Financial  Services
Modernization  Act,  which  requires  financial   institutions,   including  all
insurers,  to take certain  steps to enhance  privacy  protections  of nonpublic personal information for consumers.  The law is one of the most sweeping systems of privacy  protection and regulation ever imposed in our nation's  history.  It requires financial  companies to tell consumers how their financial  information is protected,  and what a company's financial information sharing practices are, both within a corporate family and with unrelated third parties.  Companies must inform their  customers of their privacy  policies and practices at the start of their business  relationship,  and then at least once a year for the duration of the relationship. Companies also must disclose the types of information that are shared.  The privacy  protections  under the act became  effective  November 13,
2000. Financial  institutions had until July 1, 2001, to establish and implement privacy  policies.  The Company has implemented new procedures and complied with the requirements of this legislation.

A task force of the NAIC  undertook a project to codify a  comprehensive  set of statutory  insurance  accounting  rules and  regulations.  Project  results were approved by the NAIC with an implementation date of January 1, 2001. Many states in which the Company  does  business  implemented  these new rules with the same effective  date as  proposed  by the NAIC.  The  Company  implemented  these new regulations  effective January 1, 2001 as required.  Implementation of these new rules did not have a material  financial  impact on the  insurance  subsidiaries financial  position or results of  operations.  The NAIC continues to modify and amend issue papers regarding codification.  The Company will continue to monitor this issue as changes and new proposals are made.

ACCOUNTING AND LEGAL DEVELOPMENTS

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 141,
Business Combinations,  Statement No. 142, Goodwill and Other Intangible Assets,
Statement No. 143,  Accounting for Asset Retirement  Obligations,  and Statement
No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Statement 141 improves the transparency of accounting and reporting for business combinations by requiring that all business  combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business  combinations  initiated after June 30, 2001. The adoption of Statement
141 did not affect the Company's  financial  position or results of  operations, since the Company has had no such  business  combinations  during the  reporting period.

Statement  142 requires  that  goodwill no longer be amortized to earnings,  but instead be reviewed for impairment.  This change provides investors with greater transparency  regarding  the  economic  value  of  goodwill  and its  impact  on earnings.  The amortization of goodwill ceased for the Company upon the adoption of the  statement at January 1, 2002.  The adoption of Statement 142 will result in an expense  reduction  of  approximately  $403,664  per year,  subject to any impairment write-down that might arise from a management review.

Statement  143 requires  entities to record the fair value of a liability for an asset  retirement  obligation  in the period in which it is  incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying  amount of the related  long-lived  asset.  Over time, the liability is accreted  to its  present  value  each  period,  and  the  capitalized  cost  is depreciated  over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the  obligation for its recorded  amount or incurs a gain or loss upon  settlement.  The  standard is  effective  for fiscal years  beginning  after June 15, 2002.  The  adoption of Statement  143 will not affect the  Company's  financial  position or results of  operations,  since the
Company has no such asset retirement obligations.

Statement 144 requires that one accounting  model be used for long-lived  assets to be disposed of by sale,  whether  previously held and used or newly acquired, and  broadens  the  presentation  of  discontinued  operations  to include  more
disposal  transactions.   In  addition,  this  statement  requires  entities  to
recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted  cash flows, and to measure an impairment loss as the difference  between the carrying amount and fair value of the asset. This statement  removes any previous  requirements to allocate goodwill to long-lived
assets   to  be  tested   for   impairment,   and  it   further   prescribes   a
probability-weighted  cash flow  estimation  approach to deal with situations in which  alternative  courses  of  action  to  recover  the  carrying  amount of a long-lived asset are under  consideration.  The provisions of this Statement are effective  for  financial  statements  issued for fiscal years  beginning  after
December 15, 2001.  The adoption of Statement  144 will not affect the Company's financial  position  or results of  operations,  since the  Company  has no such disposals or impairments to long-lived assets.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Listed below are the  financial  statements  included in this Part of the Annual
Report on SEC Form 10-K:

                                                                        Page No.
FIRST COMMONWEALTH CORPORATION AND CONSOLIDATED SUBSIDIARIES

     Independent Auditors' Report for the

     Notes to Consolidated Financial Statements.........................37-61

                          Independent Auditors' Report

Board of Directors and Shareholders
First Commonwealth Corporation

     We have  audited  the  accompanying  consolidated  balance  sheets of First
Commonwealth  Corporation  (a  Virginia  corporation)  and  subsidiaries  as  of
December  31,  2001  and  2000,  and  the  related  consolidated  statements  of operations,  shareholders' equity, and cash flows for each of the three years in the  period  ended  December  31,  2001.  These  financial  statements  are  the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance  with  auditing  standards  generally accepted in the United States of America.  Those standards  require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis,  evidence  supporting  the amounts and  disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant  estimates  made by  management,  as well as evaluating  the overall
financial  statement  presentation.   We  believe  that  our  audits  provide  a
reasonable basis for our opinion.

     In our opinion,  the financial statements referred to above present fairly,
in  all  material  respects,   the  consolidated  financial  position  of  First
Commonwealth  Corporation and subsidiaries as of December 31, 2001 and 2000, and the consolidated  results of their operations and their  consolidated cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

     We have also audited  Schedule I as of December 31, 2001, and Schedules II,
IV and V as of December 31, 2001 and 2000, of First Commonwealth Corporation and
subsidiaries  and  Schedules  II,  IV and V for each of the  three  years in the period then ended.  In our  opinion,  these  schedules  present  fairly,  in all material respects, the information required to be set forth therein.

                                                  KERBER, ECK & BRAECKEL LLP

Springfield, Illinois
March 13, 2002

                           CONSOLIDATED BALANCE SHEET
                         FIRST COMMONWEALTH CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                        As of December 31, 2001 and 2000

                                     ASSETS
                                                                                            2001              2000
                                                                                        --------------   ---------------
Investments:
    Fixed maturities held to maturity, at amortized cost
      (market $77,725,410 and $122,623,563)                                           $    75,005,395  $    121,922,963
    Investments held for sale:
      Fixed maturities, at market (cost $97,584,094 and $42,914,186)                       98,628,440        43,128,280
      Equity securities, at market (cost $3,934,512 and $5,505,832)                         3,852,716         5,126,271
    Mortgage loans on real estate at amortized cost                                        23,386,895        32,896,671
    Investment real estate, at cost, net of accumulated depreciation                        8,876,298         3,933,357
    Policy loans                                                                           13,608,456        14,090,900
    Short-term investments                                                                    550,001         1,654,567
                                                                                        --------------   ---------------
                                                                                          223,908,201       222,753,009

Cash and cash equivalents                                                                  14,837,274        12,960,007
Investment in parent                                                                          350,000           350,000
Receivable from affiliate                                                                          37           291,934
Accrued investment income                                                                   2,938,529         3,461,199
Reinsurance receivables:
    Future policy benefits                                                                 33,776,688        35,083,244
    Policy claims and other benefits                                                        4,042,779         3,911,258
Cost of insurance acquired                                                                 14,219,005        15,370,289
Deferred policy acquisition costs                                                           6,353,919         7,853,496
Cost in excess of net assets purchased,
  net of accumulated amortization                                                           6,895,110         7,647,847
Income taxes receivable:
    Current                                                                                   174,893           195,068
    Deferred                                                                                        0         1,148,545
Property and equipment, net of accumulated depreciation                                     2,284,117         2,567,619
Other assets                                                                                  118,963           648,002
                                                                                        --------------   ---------------
        Total assets                                                                  $   309,899,515  $    314,241,517
                                                                                        ==============   ===============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Policy liabilities and accruals:
    Future policy benefits                                                            $   244,526,762  $    248,089,964
    Policy claims and benefits payable                                                      2,781,920         2,639,248
    Other policyholder funds                                                                1,255,990         1,445,857
    Dividend and endowment accumulations                                                   12,972,024        13,416,427
Notes payable                                                                              11,536,698        12,839,193
Income taxes payable, deferred                                                                272,444                 0
Other liabilities                                                                           4,541,184         5,357,543
                                                                                        --------------   ---------------
        Total liabilities                                                                 277,887,022       283,788,232
                                                                                        --------------   ---------------
Minority interests in consolidated subsidiaries                                                     0         1,326,992
                                                                                        --------------   ---------------

Shareholders' equity:
Common stock - $1 par value per share.
    Authorized 62,500 shares - 54,385 and 54,393 shares issued
    and outstanding after deducting treasury shares of 1,100 and 1,092                         54,385            54,393
Additional paid-in capital                                                                 51,860,574        51,861,366
Accumulated deficit                                                                       (20,515,821)      (22,701,428)
Accumulated other comprehensive income (deficit)                                              613,355           (88,038)
                                                                                        --------------   ---------------
        Total shareholders' equity                                                         32,012,493        29,126,293
                                                                                        --------------   ---------------
        Total liabilities and shareholders' equity                                    $   309,899,515  $    314,241,517
                                                                                        ==============   ===============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2001

                                                                   2001              2000             1999
                                                               --------------   ---------------   --------------

Revenues:

    Premiums and policy fees                                 $    20,444,514  $     23,045,858  $    25,559,708
    Reinsurance premiums and policy fees                          (3,172,098)       (3,556,172)      (3,978,565)
    Net investment income                                         14,942,902        15,869,597       14,498,500
    Realized investment gains(losses), net                           436,280          (260,078)        (530,894)
    Other income                                                     950,858           132,843          210,422
                                                               --------------   ---------------   --------------
                                                                  33,602,456        35,232,048       35,759,171

Benefits and other expenses:

    Benefits, claims and settlement expenses:
       Life                                                       19,857,018        23,798,002       23,301,541
       Reinsurance benefits and claims                            (2,349,102)       (3,376,091)      (3,610,459)
       Annuity                                                     1,244,663         1,210,783        1,390,592
       Dividends to policyholders                                  1,015,055         1,003,954        1,170,710
    Commissions and amortization of deferred
       policy acquisition costs                                    1,921,974         2,834,313        3,759,898
    Amortization of cost of insurance acquired                     1,151,284         1,185,307        1,072,773
    Operating expenses                                             6,483,157         9,304,655        7,499,188
    Interest expense                                                 987,886         1,243,819        1,344,888
                                                               --------------   ---------------   --------------
                                                                  30,311,935        37,204,742       35,929,131
                                                               --------------   ---------------   --------------

Income (loss) before income taxes
    and minority interest                                          3,290,521        (1,972,694)        (169,960)
Income tax credit (expense)                                       (1,055,732)           90,811         (170,957)
Minority interest in (income) loss
    of consolidated subsidiaries                                     (49,182)           35,043          (37,040)
                                                               --------------   ---------------   --------------
Net income (loss)                                            $     2,185,607  $     (1,846,840) $      (377,957)
                                                               ==============   ===============   ==============

Basic income (loss) per share from continuing
   operations and net income (loss)                          $         40.19  $         (33.90) $         (6.93)
                                                               ==============   ===============   ==============

Basic weighted average shares outstanding                             54,385            54,485           54,539
                                                               ==============   ===============   ==============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       Three Years Ended December 31, 2001

                                                 2001                                 2000                                1999
                                           ------------------------------       ------------------------------      ------------------------------

Common stock
    Balance, beginning of year             $        54,393                      $        54,538                     $        54,539
    Issued during year                                   0                                    0                                   0
    Treasury shares acquired                            (8)                                (145)                                 (1)
                                             --------------                       --------------                      --------------
    Balance, end of year                   $        54,385                      $        54,393                     $        54,538
                                             ==============                       ==============                      ==============

Additional paid-in capital
    Balance, beginning of year             $    51,861,366                      $    51,875,721                     $    51,875,820
    Issued during year                                   0                                    0                                   0
    Treasury shares acquired                          (792)                             (14,355)                                (99)
                                             --------------                       --------------                      --------------
    Balance, end of year                   $    51,860,574                      $    51,861,366                     $    51,875,721
                                             ==============                       ==============                      ==============

Accumulated deficit
    Balance, beginning of year             $   (22,701,428)                     $   (20,854,588)                    $   (20,476,631)
    Net income(loss)                             2,185,607  $    2,185,607           (1,846,840)$    (1,846,840)           (377,957) $     (377,957)
                                             --------------                       --------------                      --------------
    Balance, end of year                   $   (20,515,821)                     $   (22,701,428)                    $   (20,854,588)
                                             ==============                       ==============                      ==============

Accumulated other comprehensive deficit
    Balance, beginning of year             $       (88,038)                     $    (1,915,335)                    $      (631,344)
    Other comprehensive income (deficit)
      Unrealized holding gain (loss) on
        securities net of minority interest
        and reclassification adjustment            701,393         701,393            1,827,297       1,827,297          (1,283,991)     (1,283,991)
                                             --------------   -------------       --------------  --------------      --------------   -------------
    Comprehensive income (deficit)                          $    2,887,000                      $       (19,543)                     $   (1,661,948)
                                                              =============                       ==============                       =============
    Balance, end of year                   $       613,355                      $       (88,038)                    $    (1,915,335)
                                             ==============                       ==============                      ==============

Total shareholders' equity, end of year    $    32,012,493                      $    29,126,293                     $    29,160,336
                                             ==============                       ==============                      ==============

                            See accompanying notes.

                         FIRST COMMONWEALTH CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2001

                                                                               2001             2000             1999
                                                                          ---------------   --------------   -------------
Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                                    $      2,185,607  $    (1,846,840) $     (377,957)
   Adjustments to reconcile net loss to net cash provided by
     (used in) operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
    Amortization/accretion of fixed maturities                                   150,579          152,917         489,491
    Realized investment (gains) losses, net                                     (436,280)         260,078         530,894
    Policy acquisition costs deferred                                           (141,000)        (273,000)       (720,000)
    Amortization of deferred policy acquisition costs                          1,640,577        2,197,040       2,783,012
    Amortization of cost of insurance acquired                                 1,151,284        1,185,307       1,072,773
    Amortization of costs in excess of net assets purchased                      403,664          403,664         432,550
    Depreciation                                                                 360,688          424,591         480,505
    Minority interest                                                             49,182          (35,043)         37,040
    Charges for mortality and administration of
      universal life and annuity products                                     (9,344,711)     (10,151,024)    (10,696,014)
    Interest credited to account balances                                      5,749,098        6,109,491       6,300,667
    Change in accrued investment income                                          522,670          (42,900)        102,782
    Change in reinsurance receivables                                          1,175,305          928,890         606,509
    Change in policy liabilities and accruals                                 (2,478,697)      (3,289,810)     (1,255,020)
    Change in income taxes                                                     1,055,732          109,189        (351,803)
    Change in indebtedness (to) from affiliates, net                             291,897         (137,316)       (198,112)
    Change in other assets and liabilities, net                                 (732,349)       1,358,864        (618,844)
                                                                          ---------------   --------------   -------------
Net cash provided by (used in) operating activities                            1,603,246       (2,645,902)     (1,381,527)
                                                                          ---------------   --------------   -------------

Cash flows from investing activities:
   Proceeds from investments sold and matured:
    Fixed maturities held for sale matured                                    27,205,225        5,607,700       1,430,000
    Fixed maturities matured                                                  50,952,814       27,103,149      31,032,290
    Equity securities                                                          6,312,727          189,270               0
    Mortgage loans                                                            14,738,313        4,279,622       4,715,678
    Real estate                                                                1,894,082        4,470,385       2,705,093
    Policy loans                                                               2,912,296        2,918,627       3,169,753
    Other long-term investments                                                        0          906,278               0
    Short-term                                                                 2,229,528        1,042,826       1,336,251
                                                                          ---------------   --------------   -------------
    Total proceeds from investments sold and matured                         106,244,985       46,517,857      44,389,065
   Cost of investments acquired:
    Fixed maturities held for sale                                           (84,801,095)     (19,996,972)    (31,366,755)
    Fixed maturities                                                          (1,124,925)      (1,486,255)     (2,020,803)
    Equity securities                                                         (4,608,649)      (2,669,899)       (161,255)
    Mortgage loans                                                            (5,325,569)     (21,862,521)     (9,257,836)
    Real estate                                                               (6,711,273)        (852,331)       (635,303)
    Policy loans                                                              (2,429,852)      (2,858,415)     (3,186,825)
    Short-term                                                                (1,124,961)        (497,393)     (2,500,000)
                                                                          ---------------   --------------   -------------
    Total cost of investments acquired                                      (106,126,324)     (50,223,786)    (49,128,777)
   Purchase of property and equipment                                           (138,388)               0               0
   Sale of property and equipment                                                201,064         (108,346)       (234,791)
                                                                          ---------------   --------------   -------------
 Net cash provided by (used in) investing activities                              181,337       (3,814,275)     (4,974,503)
                                                                          ---------------   --------------   -------------

Cash flows from financing activities:
    Policyholder contract deposits                                            11,361,882       12,724,345      14,176,188
    Policyholder contract withdrawals                                         (9,342,372)     (10,962,425)    (11,222,814)
    Payments of principal on notes payable                                    (1,302,495)      (2,025,000)     (2,505,800)
    Purchase of stock of affiliates                                             (623,531)         (69,699)        (76,823)
    Purchase of treasury shares                                                     (800)         (14,500)           (100)
                                                                          ---------------   --------------   -------------
Net cash provided by (used in) financing activities                               92,684         (347,279)        370,651
                                                                          ---------------   --------------   -------------

Net increase (decrease) in cash and cash equivalents                           1,877,267       (6,807,456)     (5,985,379)
Cash and cash equivalents at beginning of year                                12,960,007       19,767,463      25,752,842
                                                                          ---------------   --------------   -------------
Cash and cash equivalents at end of year                                $     14,837,274  $    12,960,007  $   19,767,463
                                                                          ===============   ==============   =============

                            See accompanying notes.

FIRST COMMONWEALTH CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   ORGANIZATION  - At  December  31,  2001,  the parent  and  significant majority-owned  subsidiaries of First Commonwealth Corporation were as depicted on the following organizational chart.

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

     D.   BASIS  OF  PRESENTATION  - The  financial  statements  of FCC  and its
          subsidiaries   have  been  prepared  in  accordance   with  accounting
          principles  generally  accepted in the United  States of America which differ from  statutory  accounting  practices  permitted  by insurance regulatory authorities.

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
          was  $58,225  and   $251,766  as  of  December   31,  2001  and  2000,
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

          Benefit  reserves for universal life insurance and interest  sensitive life  insurance  products are computed under a  retrospective  deposit
          method  and  represent  policy  account  balances  before   applicable
          surrender  charges.  Policy  benefits  and claims  that are charged to expense  include  benefit  claims in excess of related  policy account balances.  Interest  crediting  rates for universal  life and interest sensitive  products  range  from  4.5% to 5.5%  for  the  years  ended
          December 31, 2001, 2000 and 1999, respectively.

     J.   POLICY  AND  CONTRACT  CLAIMS - Policy  and  contract  claims  include provisions  for reported  claims in process of  settlement,  valued in accordance  with the terms of the policies and  contracts,  as well as
          provisions  for  claims   incurred  and  unreported   based  on  prior
          experience  of the  Company.  Incurred  but not  reported  claims were
          $900,894 and $900,114 as of December 31, 2001 and 2000, respectively.

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

                                                   2001                 2000                1999
                                              ----------------    -----------------    ----------------
Cost of insurance acquired,
Beginning of year                           $     15,370,289    $     16,555,596      $   17,628,369
   Interest accretion                              1,333,668           1,423,266           1,495,074
   Amortization                                   (2,484,952)         (2,608,573)         (2,567,847)
                                              ----------------    -----------------    ----------------
   Net amortization                               (1,151,284)         (1,185,307)         (1,072,773)
                                              ----------------    -----------------    ----------------

Cost of insurance acquired,
  End of year                               $     14,219,005    $     15,370,289     $    16,555,596
                                              ================    =================    ================

          Estimated net amortization  expense of cost of insurance  acquired for the next five years is as follows:

                                                                   Interest                             Net
                                                                  Accretion      Amortization      Amortization
                                                                  ---------      ------------      ------------
           2002                                                 $ 1,243,000       $ 2,202,000      $  959,000
           2003                                                   1,176,000         2,001,000         825,000
           2004                                                   1,092,000         1,774,000         682,000
           2005                                                   1,033,000         1,630,000         597,000
           2006                                                     980,000         1,505,000         525,000

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

                                                  2001                 2000                  1999
                                            -----------------    -----------------     -----------------
          Deferred, beginning of year       $      7,853,496     $      9,777,536      $     11,840,548

          Acquisition costs deferred:
            Commissions                              108,000              184,000               566,000
            Other expenses                            33,000               89,000               154,000
                                            -----------------    -----------------     -----------------
            Total                                    141,000              273,000               720,000

          Interest accretion                         247,000              328,000               436,000
          Amortization charged to income          (1,887,577)          (2,525,040)           (3,219,012)
                                            -----------------    -----------------     -----------------
            Net amortization                      (1,640,577)          (2,197,040)           (2,783,012)
                                            -----------------    -----------------     -----------------
            Change for the year                   (1,499,577)          (1,924,040)           (2,063,012)
                                            -----------------    -----------------     -----------------

          Deferred, end of year             $      6,353,919     $      7,853,496      $      9,777,536
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

                                                        2001              2000              1999
                                                     ----------        ----------        ----------
           Net amortization of deferred
             policy acquisition costs               $ 1,640,577       $ 2,197,040       $ 2,783,012
           Commissions                                  281,397           637,273           976,886
                                                     ----------        ----------        ----------
             Total                                  $ 1,921,974       $ 2,831,313       $ 3,759,898
                                                     ==========        ==========        ==========

          Estimated  net  amortization  expense of deferred  policy  acquisition costs for the next five years is as follows:

                            Interest                             Net
                           Accretion      Amortization      Amortization
                          ----------      ------------      ------------
           2002          $  217,000      $  1,372,000      $  1,155,000
           2003             193,000         1,053,000           860,000
           2004             172,000         1,025,000           853,000
           2005             154,000           878,000           724,000
           2006             137,000           744,000           607,000

     M.   COST IN EXCESS OF NET ASSETS  PURCHASED - Cost in excess of net assets purchased  is the excess of the amount paid to acquire a company  over the  fair  value of its net  assets.  Costs in  excess  of net  assets purchased  are  amortized  on the  straight-line  basis over a 40-year period.  Management continually reviews the value of goodwill based on estimates  of  future  earnings.  As part of this  review,  management determines  whether  goodwill  is  fully  recoverable  from  projected undiscounted net cash flows from earnings of the subsidiaries over the remaining  amortization  period.  If management were to determine that
          changes  in  such  projected  cash  flows  no  longer   supported  the
          recoverability of goodwill over the remaining amortization period, the carrying  value of  goodwill  would be  reduced  with a  corresponding charge  to  expense  (no  such  changes  have  occurred).  Accumulated amortization of cost in excess of net assets  purchased was $7,655,520 and $7,251,856 as of December 31, 2001 and 2000, respectively.

     N.   PROPERTY AND EQUIPMENT -  Company-occupied  property,  data processing equipment and  furniture and office  equipment are stated at cost less accumulated  depreciation of $5,480,294 and $5,871,464 at December 31,
          2001  and  2000,   respectively.   Depreciation   is   computed  on  a
          straight-line  basis for financial  reporting purposes using estimated useful lives of three to 30 years.  Depreciation expense was $296,900,
          $355,328 and $352,449 for the years ended December 31, 2001,  2000 and
          1999 respectively.

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

     Q.   TREASURY  SHARES - The Company  holds 1,100 and 1,092 shares of common stock  as  treasury  shares  with  a  cost  basis  of  $3,479,400  and
          $3,478,600 at December 31, 2001 and 2000, respectively.

     R.   PARTICIPATING  INSURANCE - Participating  business  represents 22% and
          23% of the ordinary  life  insurance in force at December 31, 2001 and
          2000,   respectively.   Premium  income  from  participating  business
          represents  26%,  27%,  and 29% of total  premiums for the years ended
          December  31,  2001,  2000  and  1999,  respectively.  The  amount  of dividends  to  be  paid  is  determined  annually  by  the  respective insurance  subsidiary's  Board of  Directors.  Earnings  allocable  to participating  policyholders are based on legal requirements that vary by state.

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

     T.   RECLASSIFICATIONS  - Certain prior year amounts have been reclassified to conform to the 2001  presentation.  Such  reclassifications  had no effect on previously reported net loss, total assets, or shareholders'
          equity.

     U.   USE OF ESTIMATES - In preparing  financial  statements  in  conformity with accounting  principles generally accepted in the United States of
          America  management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities,  the disclosure of  contingent  assets and  liabilities  at the date of the  financial statements,  and the reported  amounts of revenues and expenses during
          the  reporting   period.   Actual  results  could  differ  from  those
          estimates.

2.  SHAREHOLDER DIVIDEND RESTRICTION

At December 31, 2001,  substantially  all of consolidated  shareholders'  equity represents  net assets of FCC's  subsidiaries.  The payment of cash dividends to shareholders  by FCC is not legally  restricted.  However,  the state  insurance department  regulates  insurance  company dividend payments where the company is domiciled. UG's dividend limitations are described below.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory  capital and surplus.  For the year ended December 31, 2001, UG had a statutory gain from  operations of $2,212,215.  At December 31, 2001, UG's statutory capital and surplus amounted to $16,105,265.  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.

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

                            Shareholders'          Untaxed
       Company                 Surplus             Balance
----------------------     -----------------    --------------
         ABE           $          5,457,880  $      1,149,693
        APPL                      7,098,824         1,525,367
         UG                      28,897,113         4,363,821

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

                                              2001                 2000                1999
                                         ----------------    -----------------    ----------------
Current tax expense                  $            20,175  $           27,748  $               941
Deferred tax expense (credit)                  1,035,557            (118,559)             170,016
                                         ----------------    -----------------    ----------------
                                     $         1,055,732  $          (90,811)  $          170,957
                                         ================    =================    ================

The  Companies  have net operating  loss  carryforwards  for federal  income tax purposes expiring as follows:

                              UG                FCC
                         -------------     ---------------
       2019          $      1,165,779  $                0
       2020                         0             525,451
                         -------------     ---------------
       TOTAL         $      1,165,779  $          525,451
                         =============     ===============

The Company has  established  a deferred tax asset of $591,931 for its operating loss carryforwards and has established an allowance of $183,908. UG must average approximately  $65,000  of  taxable  income  per year to fully  realize  the net operating loss  carryforward  for which no allowance is established.  Management believes  future  earnings of UG will be  sufficient  to fully  utilize this net operating loss carryforward.  FCC must average  approximately $28,000 of taxable income to fully realize its net operating loss  carryforwards.  FCC's  operating
loss  carryforward  does  not  expire  until  the  year  2020.   Management  has
established  an allowance of $183,908  for FCC's loss  carryforwards.  The total allowances established on deferred tax assets decreased $195,518 in 2001.

The provision or (credit) for income taxes differed from the amounts computed by applying the  applicable  United States  statutory rate of 35% before taxes as a result of the following differences:

                                                             2001               2000               1999
                                                        ----------------   ----------------   ----------------
Tax computed at statutory rate                       $     1,151,682    $      (690,443)    $      (59,486)
Changes in taxes due to:
  Cost in excess of net assets purchased                     141,282            141,282            151,393
  Current year loss for which no benefit realized                  0            546,231                  0
  Benefit of prior losses                                   (159,456)          (139,061)            (6,309)
  Other                                                      (77,776)            51,180             85,359
                                                        ----------------   ----------------   ----------------
Income tax expense (credit)                          $     1,055,732     $      (90,811)    $      170,957
                                                        ================   ================   ================

The following table summarizes the major components, which comprise the deferred tax liability as reflected in the balance sheets:

                                                 2001                  2000
                                            ----------------      ---------------
Investments                             $          23,896     $        (403,535)
Deferred policy acquisition costs               2,223,872             2,748,724
Cost of insurance acquired                      4,976,652             5,379,601
Agent balances                                          0                (6,239)
Property and equipment                            (61,250)              (68,250)
Due premiums                                     (741,968)             (864,195)
Future policy benefits                         (3,587,365)           (4,369,310)
Net operating loss carryforward                  (408,023)             (716,175)
Other liabilities                                (646,605)           (1,185,691)
Federal tax DAC                                (1,506,765)           (1,663,475)
                                            ----------------      ---------------
Deferred tax liability (asset)          $         272,444     $      (1,148,545)
                                            ================      ===============

4.  ANALYSIS OF INVESTMENTS, INVESTMENT INCOME AND INVESTMENT GAIN

A. NET INVESTMENT INCOME - The following table reflects net investment income by type of investment:

                                                                             December 31,
                                                       ----------------------------------------------------------
                                                               2001               2000               1999
                                                          ---------------    ----------------   ----------------
Fixed maturities held to maturity and fixed
  Maturities held for sale                              $     10,831,162   $     11,775,706   $     11,886,968
Equity securities                                                131,263            116,327             91,429
Mortgage loans                                                 2,715,834          1,777,374          1,078,028
Real estate                                                      198,314            311,027            389,181
Policy loans                                                     970,142            997,381            991,812
Other long-term investments                                            0            655,418             63,528
Short-term investments                                           114,538            156,815            147,726
Cash                                                             562,905            847,400            811,103
                                                          ---------------    ----------------   ----------------
Total consolidated investment income                          15,524,158         16,637,448         15,459,775
Investment expenses                                             (581,256)          (767,851)          (961,275)
Consolidated net investment income                      $     14,942,902   $     15,869,597   $     14,498,500
                                                          ===============    ================   ================

At December 31,  2001,  the Company had a total of $200,000 in  investment  real estate which did not produce income during 2001.

The  following  table  summarizes  the  Company's  fixed  maturity  holdings and investments held for sale by major classifications:

                                                                                   Carrying Value
                                                                      -----------------------------------------
                                                                               2001                 2000
                                                                          ---------------      ---------------
 Investments held for sale:
     Fixed maturities
         U.S. Government, government agencies and authorities           $      6,904,757     $     35,444,312
         State, municipalities and political subdivisions                     11,788,567              206,006
         Collateralized mortgage obligations                                     128,471            5,962,594
         Public utilities                                                     22,219,127                    0
         All other corporate bonds                                            33,964,473            1,515,368
                                                                          ---------------      ---------------
                                                                        $     75,005,395     $     43,128,280
                                                                          ===============      ===============

     Equity securities
         Banks, trust and insurance companies                           $      1,100,000     $      3,139,020
         Industrial and miscellaneous                                          2,752,716            1,987,251
                                                                          ---------------      ---------------
                                                                        $      3,852,716     $      5,126,271
                                                                          ===============      ===============

 Fixed maturities held to maturity:
     U.S. Government, government agencies and authorities               $     36,182,839     $     31,350,799
     State, municipalities and political subdivisions                            202,256           15,318,605
     Collateralized mortgage obligations                                      54,003,623            3,178,210
     Public utilities                                                                  0           27,287,454
     All other corporate bonds                                                 8,239,722           44,787,895
                                                                          ---------------      ---------------
                                                                        $     98,628,440     $    121,922,963
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

       Below Investment
      Grade Investments                2001             2000           1999
 -----------------------------     --------------    ------------   ------------
Public Utilities                 $     2,091,138   $           0  $     251,878
CMO                                       43,189         239,165              0
Corporate                                271,420          23,000        276,649
                                   --------------    ------------   ------------
Total                            $     2,405,747   $     262,165  $     528,527
                                   ==============    ============   ============

B.   INVESTMENT SECURITIES

     The amortized cost and estimated market values of investments in securities including investments held for sale are as follows:

                                              Cost or            Gross             Gross           Estimated
                                             Amortized        Unrealized        Unrealized           Market
2001                                           Cost              Gains            Losses             Value
-------------------------------------      --------------    --------------    --------------    ---------------
Investments held for sale:
  U.S. Government and govt.
    Agencies and authorities             $    35,240,384   $       942,455   $             0   $     36,182,839
  States, municipalities and
    Political subdivisions                       192,059            10,197                 0            202,256
  Collateralized mortgage
    Obligations                               53,777,577           447,019          (220,973)        54,003,623
  All other corporate bonds                    8,374,074               321          (134,673)         8,239,722
                                           --------------    --------------    --------------    ---------------
                                              97,584,094         1,399,992          (355,646)        98,628,440
  Equity securities                            2,903,268           953,448            (4,000)         3,852,716
                                           --------------    --------------    --------------    ---------------
  Total                                  $   100,487,362   $     2,353,440   $      (359,646)  $    102,481,156
                                           ==============    ==============    ==============    ===============

Fixed maturities held to maturity:
  U.S. Government and govt.
    Agencies and authorities             $     6,904,757   $       280,101   $          (893)  $      7,183,965
  States, municipalities and
    Political subdivisions                    11,788,567           360,714          (119,497)        12,029,784
  Collateralized mortgage
    Obligations                                  128,471             4,820                 0            133,291
  Public utilities                            22,219,127           859,864           (70,947)        23,008,044
  All other corporate bonds                   33,964,473         1,410,244            (4,391)        35,370,326
                                           --------------    --------------    --------------    ---------------
  Total                                  $    75,005,395   $     2,915,743   $      (195,728)  $     77,725,410
                                           ==============    ==============    ==============    ===============

                                              Cost or            Gross             Gross           Estimated
                                             Amortized        Unrealized        Unrealized           Market
2000                                           Cost              Gains            Losses             Value
-------------------------------------      --------------    --------------    --------------    ---------------
Investments held for sale:
  U.S. Government and govt.
    Agencies and authorities             $    35,281,562   $       245,119   $       (82,369)  $     35,444,312
  States, municipalities and
    Political subdivisions                       190,593            15,413                 0            206,006
  Collateralized mortgage
    Obligations                                5,919,553            58,179           (15,138)         5,962,594
  Public utilities                                     0                 0                 0                  0
  All other corporate bonds                    1,522,478                 0            (7,110)         1,515,368
                                           --------------    --------------    --------------    ---------------
                                              42,914,186           318,711          (104,617)        43,128,280
  Equity securities                            5,410,207           637,191          (921,127)         5,126,271
                                           --------------    --------------    --------------    ---------------
  Total                                  $    48,324,393   $       955,902   $    (1,025,744)  $     48,254,551
                                           ==============    ==============    ==============    ===============

Fixed maturities held to maturity:
  U.S. Government and govt.
    Agencies and authorities             $    31,350,799   $       148,229   $      (282,088)  $     31,216,940
  States, municipalities and
    Political subdivisions                    15,318,605           299,028           (45,335)        15,572,298
  Collateralized mortgage
    Obligations                                3,178,210            35,628            (3,323)         3,210,515
  Public utilities                            27,287,454           460,241          (220,316)        27,527,379
  All other corporate bonds                   44,787,895           505,860          (197,324)        45,096,431
                                           --------------    --------------    --------------    ---------------
  Total                                  $   121,922,963   $     1,448,986   $      (748,386)  $    122,623,563
                                           ==============    ==============    ==============    ===============

     The  amortized  cost  and  estimated  market  value of debt  securities  at
     December 31,  2001,  by  contractual  maturity,  is shown  below.  Expected maturities will differ from contractual  maturities  because  borrowers may have the  right  to call or  prepay  obligations  with or  without  call or prepayment penalties.

       Fixed Maturities Held for Sale                                    Estimated
                                                     Amortized            Market
             December 31, 2001                         Cost                Value
---------------------------------------------      --------------      --------------
Due in one year or less                          $     2,050,564     $     2,070,454
Due after one year through five years                 30,977,228          31,727,237
Due after five years through ten years                10,621,666          10,659,999
Due after ten years                                      157,059             167,127
Collateralized mortgage obligations                   53,777,577          54,003,623
                                                   --------------      --------------
Total                                            $    97,584,094     $    98,628,440
                                                   ==============      ==============

                                                                         Estimated
     Fixed Maturities Held to Maturity               Amortized            Market
             December 31, 2001                         Cost                Value
---------------------------------------------      --------------      --------------
Due in one year or less                          $    15,196,020     $    15,398,291
Due after one year through five years                 52,768,493          55,169,490
Due after five years through ten years                 3,315,143           3,509,525
Due after ten years                                    3,597,268           3,514,813
Collateralized mortgage obligations                      128,471             133,291
                                                   --------------      --------------
Total                                            $    75,005,395     $    77,725,410
                                                   ==============      ==============

     An analysis of sales,  maturities and principal repayments of the Company's fixed maturities  portfolio for the years ended December 31, 2001, 2000 and
     1999, is as follows:

                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             From
Year ended December 31, 2001                  Cost             Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   calls and tenders:
     Held for sale                     $     20,479,560   $       10,440   $             0    $     20,490,000
     Held to maturity                        51,025,358           34,690          (107,234)         50,952,814
Sales:
      Held for sale                           6,518,181          197,044                 0           6,715,225
      Held to maturity                                0                0                 0                   0
                                         ---------------    -------------    ---------------    ---------------
  Total                                $     78,023,099   $      242,174   $      (107,234)   $     78,158,039
                                         ===============    =============    ===============    ===============

                                            Cost or            Gross             Gross             Proceeds
                                           Amortized          Realized          Realized             From
Year ended December 31, 2000                  Cost             Gains             Losses              Sale
-------------------------------------    ---------------    -------------    ---------------    ---------------
Scheduled principal repayments,
   calls and tenders:
     Held for sale                     $      5,611,476   $           71   $        (3,847)   $      5,607,700
     Held to maturity                        27,047,819           59,463            (4,133)         27,103,149
Sales:
      Held for sale                                   0                0                 0                   0
      Held to maturity                                0                0                 0                   0
                                         ---------------    -------------    ---------------    ---------------
  Total                                $     32,659,295   $       59,534   $        (7,980)   $     32,710,849
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
                                         ===============    =============    ===============    ===============

C.   INVESTMENTS  ON DEPOSIT - At  December  31,  2001,  investments  carried at approximately  $12,657,000  were on deposit  with various  state  insurance departments.

5.   DISCLOSURES ABOUT FAIR VALUES OF FINANCIAL INSTRUMENTS

The financial  statements  include various  estimated fair value  information at
December 31, 2001 and 2000,  as required by  Statement  of Financial  Accounting
Standards  107,  Disclosure  about Fair Value of  Financial  Instruments  ("SFAS
107"). Such information,  which pertains to the Company's financial instruments, is based on the requirements set forth in that Statement and does not purport to represent the aggregate net fair value of the Company.

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

(g)  Notes payable

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

                                                  2001                               2000
                                   ----------------------------------------------------------------------
                                                         Estimated                          Estimated
                                        Carrying            Fair           Carrying           Fair
Assets                                   Amount            Value            Amount            Value
                                      --------------   ---------------  ---------------   --------------
Fixed maturities                    $    75,005,395  $     77,725,410 $    121,922,963  $   122,623,563
Fixed maturities held for sale           98,628,440        98,628,440       43,128,280       43,128,280
Equity securities                         3,852,716         3,852,716        5,126,271        5,126,271
Mortgage loans on real estate            23,386,895        23,360,333       32,896,671       32,841,254
Investment in real estate                 8,876,298         8,876,298        3,933,357        3,933,357
Policy loans                             13,608,456        13,608,456       14,090,900       14,090,900
Short-term investments                      550,001           550,001        1,654,567        1,654,567

Liabilities
Notes payable                            11,536,698        13,376,349       12,839,193       12,102,720

6.  STATUTORY EQUITY AND INCOME FROM OPERATIONS

The Company's  insurance  subsidiaries are domiciled in Ohio,  Illinois and West
Virginia and prepare their  statutory-based  financial  statements in accordance with accounting  practices  prescribed or permitted by the respective  insurance department.  These principles differ  significantly  from accounting  principles generally  accepted  in the United  States of  America.  "Prescribed"  statutory accounting practices include state laws, regulations, and general administrative rules,  as well as a variety of  publications  of the  National  Association  of
Insurance  Commissioners  ("NAIC").  "Permitted"  statutory accounting practices encompass all accounting  practices that are not prescribed;  such practices may differ  from state to state,  from  company to company  within a state,  and may change  in the  future.  The  NAIC  currently  is in the  process  of  codifying statutory  accounting  practices,  the result of which is expected to constitute the only source of "prescribed"  statutory accounting  practices.  The new rules promulgated by the codifying of statutory  accounting practices become effective
January  1, 2001.  Accordingly,  these  uniform  rules  will  change  prescribed statutory  accounting  practices  and will  result in changes to the  accounting practices that insurance  enterprises use to prepare their  statutory  financial statements.  Implementation  of the codification  rules will not have a material financial  impact on the  financial  condition of the Company's  life  insurance subsidiaries.  UG's total  statutory  shareholders'  equity was  $16,105,265 and
$14,288,015  at December 31, 2001 and 2000,  respectively.  The  Company's  life insurance subsidiaries reported combined statutory operating income before taxes
(exclusive of intercompany  dividends) of $2,913,000,  $2,901,000 and $3,843,000 for 2001, 2000 and 1999, respectively.

7.  REINSURANCE

As is  customary  in the  insurance  industry,  the  insurance  affiliates  cede insurance  to,  and assume  insurance  from,  other  insurance  companies  under reinsurance  agreements.  Reinsurance  agreements  are  intended to limit a life insurer's  maximum  loss on a large or unusually  hazardous  risk or to obtain a greater  diversification of risk. The ceding insurance company remains primarily liable with respect to ceded  insurance  should any  reinsurer be unable to meet the obligations assumed by it. However, it is the practice of insurers to reduce their  exposure to loss to the extent that they have been  reinsured  with other insurance  companies.  The  Company  sets a limit  on the  amount  of  insurance retained  on the life of any one person.  The Company  will not retain more than
$125,000,  including accidental death benefits, on any one life. At December 31,
2001,  the  Company  had gross  insurance  in force of $2.630  billion  of which approximately $654 million was ceded to reinsurers.

The Company's  reinsured business is ceded to numerous  reinsurers.  The Company believes the assuming  companies are able to honor all contractual  commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

Currently,  the Company is utilizing reinsurance  agreements with Business Mens'
Assurance Company,  ("BMA") and Life Reassurance  Corporation of America, ("LIFE
RE").  Recently,  Swiss Re Life and Health America Incorporated merged into LIFE
RE and  the  merged  entity  was  renamed  Swiss  Re  Life  and  Health  America
Incorporated  ("SWISS RE").  BMA and SWISS RE currenty hold an "A"  (Excellent), and "A++" (Superior)  rating,  respectively,  from A.M. Best, an industry rating company.  The reinsurance  agreements were effective December 1, 1993, and cover all new business of the Company.  The  agreements  are a yearly  renewable  term
("YRT")  treaty where the Company cedes  amounts  above its  retention  limit of
$100,000 with a minimum cession of $25,000.

UG entered a  coinsurance  agreement  with Park  Avenue Life  Insurance  Company
("PALIC") as of September 30, 1996.  Under the terms of the agreement,  UG ceded to PALIC substantially all of its paid-up life insurance policies.  Paid-up life insurance generally refers to non-premium paying life insurance policies.  PALIC and  its  ultimate  parent  The  Guardian  Life  Insurance  Company  of  America
("Guardian"),  currently hold an "A"  (Excellent),  and "A+" (Superior)  rating, respectively,  from A.M. Best, an industry  rating  company.  The agreement with
PALIC  accounts for  approximately  66% of the  reinsurance  receivables,  as of
December 31, 2001.

On  September  30,  1998,  UG  entered  into a  coinsurance  agreement  with The
Independent Order of Vikings, an Illinois fraternal  organization ("IOV"). Under the terms of the agreement,  UG agreed to assume on a coinsurance  basis, 25% of the reserves and liabilities arising from all inforce insurance contracts issued by the IOV to its members.  At December 31, 2001, the IOV insurance  inforce was
approximately   $1,696,000,   with  reserves   being  held  on  that  amount  of
approximately $403,500.

On June 1, 2000, UG assumed an already  existing  coinsurance  agreement,  dated
January  1,  1992,  between  Lancaster  Life  Reinsurance  Company,  an  Arizona
corporation   ("LLRC")  and  Investors   Heritage  Life  Insurance   Company,  a
corporation  organized under the laws of the  Commonwealth of Kentucky  ("IHL").
Under the terms of the  agreement,  LLRC  agreed to assume  from IHL a 90% quota share of new issues of credit life and  accident and health  policies  that have been written on or after January 1, 1992 through  various  branches of the First
Southern National Bank. The maximum amount of credit life insurance that can be assumed on any one individual's  life is $15,000.  UG assumed all the rights and obligations  formerly  held by  LLRC as the  reinsurer  in the  agreement.  LLRC liquidated its charter immediately following the transfer. At December 31, 2001,
IHL has insurance inforce of approximately $4,148,000.

The Company does not have any short-duration  reinsurance contracts.  The effect of the Company's long-duration reinsurance contracts on premiums earned in 2001,
2000 and 1999 was as follows:

                                   Shown in thousands
                     -----------------------------------------------
                         2001             2000             1999
                       Premiums         Premiums         Premiums
                        Earned           Earned           Earned
                     --------------   -------------    -------------
Direct            $        20,333  $        22,970 $         25,539
Assumed                       111               76               20
Ceded                      (3,172)          (3,556)          (3,978)
                     --------------   -------------    -------------
Net premiums      $        17,272  $        19,490 $         21,581
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
exposed.

On November 20, 1998, FSF and affiliates acquired 929,904 shares of common stock of UTG from UTG and certain UTG  shareholders.  As consideration for the shares,
FSF paid UTG  $10,999,995  and  certain  shareholders  of UTG  $999,990 in cash.
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $30,000,000  for a  five-year  period  beginning  January 1,  1998.  Such earnings  are  computed  based  on  statutory  results  excluding  inter-company activities such as  inter-company  dividends plus realized and unrealized  gains and losses on real estate, mortgage loans and unaffiliated common stocks. At the end of the covenant period,  an adjustment is to be made equal to the difference between the then market value and statutory  carrying value of real estate still owned that existed at the beginning of the covenant period.  Should UTG not meet the covenant  requirements,  any  shortfall  will first be reduced by the actual average  tax  rate for UTG for the  period,  then  will be  further  reduced  by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  will  then be  reduced  by
$250,000.  The  remaining  amount  will be paid by UTG in the form of UTG common stock valued at $15.00 per share with a maximum number of shares to be issued of
500,000. However, there shall be no limit to the number of shares transferred to the extent  that there are legal  fees,  settlements,  damage  payments or other losses as a result of certain legal action taken. The price and number of shares shall be adjusted for any  applicable  stock  splits,  stock  dividends or other recapitalizations.  At December  31,  2001,  the  Company had total  earnings of
$14,505,204  applicable  to  this  covenant.  With  one  year  remaining  on the covenant,  it appears highly  unlikely UTG will meet the earnings  requirements, resulting  in UTG  being  required  to  issue  additional  shares  to FSF or its assigns.  Combining current results with  management's  expectation for 2002, it appears at this time UTG will be  required to issue  500,000  shares at December
31, 2002 to satisfy this covenant.

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

On September 18, 2001, the case was dismissed  without  prejudice because Morlan lacked  standing to pursue the claims against  defendants.  The plaintiffs  have appealed the dismissal of the case to the United States Court of Appeals for the
Seventh Circuit.

In addition to the appeal,  a second action was filed  entitled;  Julie Barrette
Ahrens,  David Dzuiban,  William Milam, David Schneiderman,  individually and on behalf of all others similarly situated vs Universal Guaranty Life, United Trust
Assurance Company,  United Security  Assurance  Company.  United States District
Court for the Southern District of Illinois. Case No: 01-4314-JPG.

The Company continues to believe that it has meritorious  grounds to defend both the original and related lawsuit, and it intends to defend the cases vigorously.
The Company  believes  that the defense and ultimate  resolution  of the lawsuit should  not have a  material  adverse  effect  upon  the  business,  results  of operations or financial condition of the Company.  Nevertheless,  if the lawsuit were to be successful,  it is likely that such resolution  would have a material adverse  effect on the Company's  business,  results of operations and financial condition.  At December 31, 2001, the Company  maintains a liability of $300,000 to cover estimated legal costs associated with the defense of this matter.

9.  RELATED PARTY TRANSACTIONS

At a December  17, 2001 joint  meeting of the board of directors of UTG, FCC and
their  insurance  subsidiaries,   the  boards  of  directors  of  the  insurance
subsidiaries discussed and decided to further explore and pursue a possible sale of the insurance  charters of each of APPL and ABE. In the alternative to a sale of the APPL charter,  the boards also discussed and decided to further explore a possible  merger of APPL into UG.  Regardless  of whether a merger is ultimately pursued or the charters of each  subsidiary are sold, UG would likely assume and reinsure  the  existing  insurance  policies of those  subsidiaries  in any such transaction.

During the fourth  quarter of 2001,  UG  purchased  real  estate from an outside third party through the  formation of an LLC in which UG is a two-thirds  owner.
The other one-third partner is Millard V. Oakley,  who is a Director of both UTG and FCC.  Hampshire Plaza,  LLC consists of a twenty story,  254,000 square foot office  tower,  an attached  72,000  square foot retail  plaza,  and an attached parking garage with approximately 350 parking spaces located in Manchester,  New
Hampshire  for  $6,333,336.  At December 31,  2001,  the property was carried at
$6,491,734.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary  of FCC and UTG,  and  (ii) its  minority  shareholders  received  an aggregate  of  $1,055,294.50  in respect of their  shares.  Prior to the reverse stock split, UG owned 88% of the outstanding shares of APPL.

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr.
Correll,  in combination with other  individuals,  made an equity  investment in
UTG.  Under the terms of the Stock  Acquisition  Agreement,  the  Correll  group contributed  their 100%  ownership  of North Plaza of  Somerset,  Inc. to UTG in exchange for 681,818  authorized  but unissued  shares of UTG common stock.  The
Board of Directors of UTG approved the  transaction  at their regular  quarterly board meeting held on December 7, 1999.  North Plaza of Somerset,  Inc. owns for investment  purposes,  a shopping  center in Somerset,  Kentucky,  approximately
12,000 acres of timberland  in Kentucky,  and a 50%  partnership  interest in an additional 11,000 acres of Kentucky timberland. North Plaza has no debt. The net assets were valued at $7,500,000,  which equates to $11.00 per share for the new shares of UTG that were issued in the transaction.

Mr.  Correll is Chairman of the Board of  Directors of UTG and  currently  UTG's largest  shareholder  through his ownership control of FSF, FSBI and affiliates.
Mr. Correll is the majority  shareholder of FSF and FSBI, a bank holding company that operates out of 14 locations in central Kentucky. At December 31, 2001, Mr.
Correll owns or controls directly and indirectly approximately 60% of UTG.

Following  necessary  regulatory  approval,  on December  29,  1999,  UG was the survivor  to a merger  with its 100%  owned  subsidiary,  USA.  The  merger  was completed  as a part of  management's  efforts to reduce  costs and simplify the corporate structure.

On July 26, 1999, the shareholders of UTG and UII approved a merger  transaction of the two  companies.  Prior to the merger,  UTG owned 53% of UTGL99 (refers to the former  United Trust Group,  Inc.,  which was formed in February of 1992 and liquidated in July of 1999) an insurance  holding company,  and UII owned 47% of
UTGL99.  Additionally,  UTG held an equity  investment  in UII.  At the time the decision  to merge  was  made,  neither  UTG nor UII had any  other  significant holdings or business dealings.  The Board of Directors of each company concluded a merger of the two companies would be in the best interests of the shareholders by  creating  a larger  more  viable  life  insurance  holding  group with lower administrative  costs,  a  simplified  corporate  structure,  and  more  readily marketable securities.  Following the merger approval, UTG issued 817,517 shares of authorized but unissued common stock to former UII  shareholders,  net of any dissenter  shareholders in the merger.  Following the merger,  UTGL99, which was then 100% owned by UTG, was  liquidated and UTG changed its name to United Trust
Group, Inc.

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

USA paid $677,807  under their  agreement  with UII for 1999.  UII paid $223,753 under their agreement with UTG for 1999.  Additionally,  UII paid FCC $30,000 in
1999 for  reimbursement  of costs  attributed to UII. These  reimbursements  are reflected as a credit to general expenses.

UTG  paid  FCC  $550,000,   $750,000  and  $600,000  in  2001,  2000  and  1999,
respectively for reimbursement of costs attributed to UTG.

On January 1, 1993,  FCC  entered an  agreement  with UG  pursuant  to which FCC provides management services necessary for UG to carry on its business.  UG paid
$6,156,903,   $6,061,515  and  $6,251,340  to  FCC  in  2001,   2000  and  1999,
respectively.

ABE pays fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provides management services for ABE to carry on its business. The agreement requires ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of $332,673,  $371,211 and $392,005 in
2001, 2000 and 1999, respectively under this agreement.

APPL has a  management  fee  agreement  with FCC  whereby FCC  provides  certain administrative  duties,  primarily data processing and investment  advice.  APPL
paid  fees  of  $444,000,   $444,000  and  $300,000  in  2001,  2000  and  1999,
respectively under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable,  costs have been  allocated  fairly  and such  allocations  are based  upon  accounting principles generally accepted in the United States of America.

Since the Company's affiliation with FSF, UG has acquired mortgage loans through participation  agreements  with FSNB.  FSNB  services the loans covered by these participation  agreements.  UG pays a .25%  servicing  fee on these  loans and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.
UG paid $79,730,  $34,721 and $11,578 in servicing fees and $22,626, $91,392 and
$0 in origination fees to FSNB during 2001, 2000 and 1999, respectively.

The  Company  reimbursed  expenses  incurred by Mr.  Correll  and Mr.  Attkisson relating  to travel and other  costs  incurred  on behalf of or  relating to the
Company.  The Company  paid  $145,407,  $96,599  and  $39,336 in 2001,  2000 and
1999,respectively  to First  Southern  Bancorp,  Inc. in  reimbursement  of such costs.  In addition,  beginning in 2001,  the Company began  reimbursing  FSBI a portion of salaries for Mr. Correll and Mr.  Attkisson.  The  reimbursement  was approved  by the UTG board of  directors  and  totaled  $128,411  in 2001  which included salaries and other benefits.

10.  NOTES PAYABLE

At December 31, 2001 and 2000, the Company has  $11,536,698  and  $12,839,193 in
long term debt outstanding, respectively. The debt is comprised of the following components:

                                                   2001            2000
                                               -------------   -------------
Affiliated subordinated 20 yr. Notes         $    2,128,599 $     3,431,094
Other affiliated notes payable                    9,408,099       9,408,099
                                               -------------   -------------
                                             $   11,536,698 $    12,839,193
                                               =============   =============
A.  Affiliated subordinated debt

The affiliated  subordinated  debt is owed to UTG and was incurred June 16, 1992 as a part  of the  acquisition  of the  now  dissolved  Commonwealth  Industries
Corporation, (CIC). On October 22, 2001, FCC made a $1,302,495 principal payment on this debt which bears an  interest  rate of 8 1/2% per annum,  with  interest payable  semiannually.  A lump sum principal payment on the balance of the notes remains due June 16, 2012.

B.  Other affiliated notes payable

All affiliated notes payable of FCC are due to its parent, UTG.

In November 1997, FCC borrowed  $1,000,000 to facilitate the prepayment of a May
1998 principal  payment due on existing  senior debt. The note bears interest at the rate of 1% over the prime rate of interest as  published  in the Wall Street
Journal, with interest payments due quarterly and principal due upon maturity of the note on  November 8, 2006.  During  fiscal  year 2000,  the Company  retired
$500,000 of principal on this note. No principal payments were made on this note during fiscal year 2001.

In November  1998,  FCC borrowed  $2,608,099  to  facilitate  the  prepayment of principal on its subordinated  10-year debt. The note bears interest at the rate of 7.50%,  with interest  payments due quarterly and principal due upon maturity of the note on December  31,  2005.  In addition,  FCC  borrowed  $6,300,000  to facilitate  the prepayment of principal on the existing  senior debt.  This note bears interest at the rate of 9/16% over the prime rate of interest as published in the Wall Street Journal,  with interest  payments due quarterly and principal due upon maturity of the note on December 31, 2006.  During fiscal year 2001, no principal payments were made on these two notes.

Scheduled principal reductions on the Company's debt for the next five years is as follows:

                                               Year                        Amount
                                      -----------------------       ---------------------
                                      2002                       $                     0
                                      2003                                             0
                                      2004                                             0
                                      2005                                     2,608,099
                                      2006                                     6,800,000

11.  OTHER CASH FLOW DISCLOSURE

On a cash  basis,  the Company  paid  $944,392,  $1,264,784  and  $1,353,653  in interest  expense for the years 2001, 2000 and 1999,  respectively.  The Company paid $1,370,  $(200,000)  and $516,200 in federal income tax for the years 2001,
2000 and 1999, respectively.

12.  CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts  with First  Southern  National  Bank, an affiliate of the largest shareholder  of UTG. In  aggregate  at December  31,  2001 these  accounts  hold approximately  $4,550,000  for which there are no pledges or guarantees  outside
FDIC  insurance  limits.  The  Company  has not  experienced  any losses in such accounts and believes it is not exposed to any  significant  credit risk on cash and cash equivalents.

13.  NEW ACCOUNTING STANDARDS

The Financial  Accounting Standards Board ("FASB") has issued Statement No. 141,
Business Combinations,  Statement No. 142, Goodwill and Other Intangible Assets,
Statement No. 143,  Accounting for Asset Retirement  Obligations,  and Statement
No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Statement 141 improves the transparency of accounting and reporting for business combinations by requiring that all business  combinations be accounted for under a single method - the purchase method. Use of the pooling-of-interests method is no longer permitted. Statement 141 requires that the purchase method be used for business  combinations  initiated after June 30, 2001. The adoption of Statement
141 did not affect the Company's  financial  position or results of  operations, since the Company has had no such  business  combinations  during the  reporting period.

Statement  142 requires  that  goodwill no longer be amortized to earnings,  but instead be reviewed for impairment.  This change provides investors with greater transparency  regarding  the  economic  value  of  goodwill  and its  impact  on earnings.  The amortization of goodwill ceased for the Company upon the adoption of the  statement at January 1, 2002.  The adoption of Statement 142 will result in an expense  reduction  of  approximately  $403,664  per year,  subject to any impairment write-down that might arise from a management review.

Statement  143 requires  entities to record the fair value of a liability for an asset  retirement  obligation  in the period in which it is  incurred.  When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying  amount of the related  long-lived  asset.  Over time, the liability is accreted  to its  present  value  each  period,  and  the  capitalized  cost  is depreciated  over the useful life of the related asset.  Upon  settlement of the liability,  an entity either settles the  obligation for its recorded  amount or incurs a gain or loss upon  settlement.  The  standard is  effective  for fiscal years  beginning  after June 15, 2002.  The  adoption of Statement  143 will not affect the  Company's  financial  position or results of  operations,  since the
Company has no such asset retirement obligations.

Statement 144 requires that one accounting  model be used for long-lived  assets to be disposed of by sale,  whether  previously held and used or newly acquired, and  broadens  the  presentation  of  discontinued  operations  to include  more
disposal  transactions.   In  addition,  this  statement  requires  entities  to
recognize an impairment loss if the carrying amount of a long-lived asset is not recoverable from its undiscounted  cash flows, and to measure an impairment loss as the difference  between the carrying amount and fair value of the asset. This statement  removes any previous  requirements to allocate goodwill to long-lived
assets   to  be  tested   for   impairment,   and  it   further   prescribes   a
probability-weighted  cash flow  estimation  approach to deal with situations in which  alternative  courses  of  action  to  recover  the  carrying  amount of a long-lived asset are under  consideration.  The provisions of this Statement are effective  for  financial  statements  issued for fiscal years  beginning  after
December 15, 2001.  The adoption of Statement  144 will not affect the Company's financial  position  or results of  operations,  since the  Company  has no such disposals or impairments to long-lived assets.

14. PROPOSED MERGER

On June 5,  2001,  UTG and FCC  jointly  announced  their  respective  Boards of
Directors  approved  a  definitive  agreement  whereby  UTG  would  acquire  the remaining common shares (approximately 18%) of FCC, which UTG does not currently own.  Under the terms of the  agreement,  FCC will be merged  with and into UTG, with UTG continuing as the surviving entity in the merger.

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

15.  REVERSE STOCK SPLIT OF APPALACHIAN LIFE INSURANCE COMPANY

On June 5, 2001, the board of directors of APPL, a West Virginia corporation and then 88% owned indirect subsidiary of FCC, approved,  subject to shareholder and any required regulatory approvals,  a reverse split of the common stock of APPL.
Under the terms of the reverse  stock split,  any  shareholder  of APPL who owns less than 118,700  shares prior to the effective time of the reverse split would receive a cash payment based upon $6.50 per share  (pre-reverse  stock split) of
APPL,  and APPL would  become a wholly  owned  subsidiary  of UG, a wholly owned subsidiary of FCC.

The reverse  stock split was  effected on October 26, 2001.  At that time,  APPL became a wholly owned subsidiary of UG, a wholly owned subsidiary of FCC.

16.       COMPREHENSIVE INCOME

                                                                                          Tax
                                                                  Before-Tax           (Expense)          Net of Tax
              2001                                                  Amount            or Benefit            Amount
              ----------------------------------------------   -----------------   ------------------   ----------------

              Unrealized holding gains during
                  Period                                    $        1,419,407  $          (496,792) $          922,615
              Less: reclassification adjustment
                  For gains realized in net income                    (340,341)                                (221,222)
                                                                                            119,119
                                                               -----------------   ------------------   ----------------
              Net unrealized gains                                   1,079,066             (377,673)            701,393
                                                               -----------------   ------------------   ----------------
              Other comprehensive income                    $        1,079,066 $           (377,673) $          701,393
                                                               =================   ==================   ================

                                                                                          Tax
                                                                  Before-Tax           (Expense)          Net of Tax
              2000                                                  Amount            or Benefit            Amount
              ----------------------------------------------   -----------------   ------------------   ----------------

              Unrealized holding gains during
                  Period                                    $        1,866,783  $                 0 $         1,866,783
              Less: reclassification adjustment
                  for gains realized in net income                     (39,486)                   0             (39,486)
                                                               -----------------   ------------------   ----------------
              Net unrealized gains                                   1,827,297                    0           1,827,297
                                                               -----------------   ------------------   ----------------
              Other comprehensive income                    $        1,827,297  $                 0  $        1,827,297
                                                               =================   ==================   ================

                                                                                          Tax
                                                                  Before-Tax           (Expense)          Net of Tax
              1999                                                  Amount            or Benefit            Amount
              ----------------------------------------------   -----------------   ------------------   ----------------

              Unrealized holding losses during
                  Period                                    $       (1,283,991) $                 0  $       (1,283,991)

              Less: reclassification adjustment
                  for losses realized in net income                          0                    0                   0
                                                               -----------------   ------------------   ----------------
              Net unrealized losses                                 (1,283,991)                   0          (1,283,991)
                                                               -----------------   ------------------   ----------------
              Other comprehensive deficit                   $       (1,283,991) $                 0  $       (1,283,991)
                                                               =================   ==================   ================

In 1999 and 2000 the  Company's  deferred  tax asset was  carried at zero net of allowances.  In 2001,  the  Company  established  a deferred  tax  liability  of
$385,432 for the unrealized gain based on the applicable United States statutory rate of 35%.

16.  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
                                                                                  2001
                                        --------------------- ---------------------- --------------------- ----------------------
                                                1st                    2nd                   3rd                    4th
                                            -----------------      -----------------      ----------------       ----------------
Premium and policy fees, net             $       4,554,451              4,768,808              4,137,361              3,811,796
Net investment income                            3,966,217              3,886,349              3,557,158              3,533,178
Total revenues                                   8,318,267              8,914,604              7,920,861              8,448,724
Policy benefits including dividends              4,979,508              5,265,348              4,651,241              4,871,537
Commissions and
  amortization of DAC and COI                      958,938                726,159                580,251                807,910
Operating expenses                               1,342,077              1,587,138              1,499,503              2,054,439
Operating  income (loss)                           759,150              1,078,061                641,733                811,577
Net income (loss)                                  283,406                934,585                280,695                686,921
Basic earnings (loss) per share                       5.21                  17.18                   5.16                  12.63
                                                                                  2000
                                        --------------------- ---------------------- --------------------- ----------------------
                                                1st                    2nd                   3rd                    4th
                                            -----------------      -----------------      ----------------       ----------------
Premium and policy fees, net             $       5,337,148              5,201,585              4,470,307              4,480,646
Net investment income                            4,224,386              3,939,681              3,867,571              3,837,959
Total revenues                                   9,818,600              9,186,532              8,349,765              7,877,151
Policy benefits including dividends              6,201,943              5,580,580              5,206,574              5,647,551
Commissions and
  amortization of DAC and COI                    1,239,870                876,936                649,180              1,253,634
Operating expenses                               2,685,721              1,614,768              2,026,587              2,977,579
Operating  income (loss)                          (638,936)               797,831                167,537             (2,299,126)
Net income (loss)                                 (371,009)               561,121                (16,814)            (2,020,138)
Basic earnings (loss) per share                      (6.80)                 10.29                  (0.31)                (37.08)

                                                                                  1999
                                        --------------------- ---------------------- --------------------- ----------------------
                                                1st                    2nd                   3rd                    4th
                                            -----------------      -----------------      ----------------       ----------------
Premiums and policy fees, net            $       6,007,511              5,705,270              5,337,120              4,531,242
Net investment income                            3,633,479              3,592,440              3,615,934              3,656,647
Total revenues                                   9,686,009              9,029,285              8,936,918              8,106,959
Policy benefits including dividends              6,193,473              5,970,833              5,107,765              4,980,313
Commissions and
  amortization of DAC and COI                    1,376,551              1,064,328              1,063,435              1,328,357
Operating expenses                               2,039,613              1,837,828              1,784,267              1,837,480
Operating income (loss)                           (280,350)              (168,450)               652,209               (373,369)
Net income (loss)                                 (148,594)              (355,116)               670,460               (544,707)
Basic earnings (loss) per share                      (2.72)                 (6.51)                 12.29                  (9.99)

ITEM 9.  DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

THE BOARD OF DIRECTORS

In accordance with the laws of Virginia and the Certificate of Incorporation and
Bylaws of FCC, as amended,  FCC is managed by its executive  officers  under the direction  of the Board of  Directors.  The  Board  elects  executive  officers, evaluates their  performance,  works with  management in  establishing  business objectives  and  considers  other  fundamental  corporate  matters,  such as the issuance of stock or other  securities,  the  purchase or sale of a business and other  significant  corporate  business  transactions.  In the fiscal year ended
December 31, 2001, the Board met five times. All directors attended at least 75%
of all meetings of the board, except Millard Oakley.

The Board of  Directors  has an Audit  Committee  consisting  of Messrs.  Albin,
Collins,  O'Keefe,  and  Teater.  The Audit  Committee  performs  such duties as outlined in the Company's Audit Committee  Charter.  The Audit Committee reviews and acts or reports to the Board with respect to various auditing and accounting matters, the scope of the audit procedures and the results thereof, the internal accounting and control systems of FCC, the nature of services  performed for FCC and the fees to be paid to the  independent  auditors,  the performance of FCC's independent and internal auditors and the accounting practices of FCC. The Audit
Committee  also  recommends  to the full Board of  Directors  the auditors to be appointed by the Board. The Audit Committee met twice in 2001.

The compensation of FCC's executive  officers is determined by the full Board of
Directors (see report on Executive Compensation).

Under  FCC's  Certificate  of  Incorporation,  the  Board  of  Directors  may be
comprised of between five and  twenty-one  directors.  At December 31, 2001, The
Board consisted of eleven directors. Shareholders elect Directors to serve for a period of one year at FCC's Annual Shareholders' meeting.

Directors  and  officers of UTG file  periodic  reports  regarding  ownership of
Company  securities  with the  Securities  and Exchange  Commission  pursuant to
Section 16(a) of the Securities  Exchange Act of 1934 as amended,  and the rules promulgated thereunder.

The following  information  with respect to business  experience of the Board of
Directors has been  furnished by the  respective  directors or obtained from the records of FCC.

AUDIT COMMITTEE REPORT TO SHAREHOLDERS

In  connection  with the  December  31,  2001  financial  statements,  the audit committee:  (1) reviewed and discussed  the audited  financial  statements  with management; (2) discussed with the auditors the matters required by Statement on
Auditing  Standards No. 61; and (3) received and discussed with the auditors the matters  required by Independence  Standards  Board  Statement No.1.  Based upon these reviews and discussions,  the audit committee  recommended to the Board of
Directors that the audited financial statements be included in the Annual Report on Form 10-K filed with the SEC.

                  John S. Albin  -  Committee Chairman
                  John W. Collins
                  Robert V. O'Keefe
                  Robert W. Teater

DIRECTORS

Name, Age                  Position with the Company, Business Experience and Other Directorships

John S. Albin  73          Director of FCC since 1992 and UTG since 1984; farmer in Douglas and Edgar counties,  Illinois,  since 1951; Chairman of the Board of Longview  State Bank since 1978;  President  of the  Longview  Capitol  Corporation,  a bank holding company,  since 1978;  Chairman of First National Bank of Ogden,  Illinois,  since 1987; Chairman of the State Bank of Chrisman since 1988;  Director and Secretary of Illini Community  Development  Corporation
                           since 1990; Commissioner of Illinois Student Assistance Commission since 1996.

Randall L. Attkisson 56    Director of FCC and UTG since 1999;  President and Chief Operating  Officer of FCC and UTG since 2001; Chief
                           Financial Officer,  Treasurer,  Director of First Southern Bancorp, Inc. since 1986; Treasurer,  Director of
                           First  Southern  Funding,  LLC (formerly  First  Southern  Funding  Inc.) since 1992;  Director of The River
                           Foundation,  Inc. since 1990; President of Randall L. Attkisson & Associates from 1982 to 1986; Commissioner of Kentucky  Department  of Banking & Securities  from 1980 to 1982;  Self-employed  Banking  Consultant  in
                           Miami, FL from 1978 to 1980.

John W. Collins  75        Director of FCC and certain affiliate companies since 1982; Director of UTG since 2000;  Consultant and past
                           President of Collins-Winston Group, an executive search firm, since 1976.

Jesse T. Correll  45       Chairman  and CEO of FCC and UTG since  2000;  Director  of FCC and UTG  since  1999;  Chairman,  President,
                           Director of First  Southern  Bancorp,  Inc.  since 1983;  President,  Director or Manager of First  Southern
                           Funding since 1992;  President,  Director of The River Foundation since 1990;  President,  Director and sole member  manager of Dyscim LLC  (formerly  Dyscim  Holdings  Company,  Inc.) since  1990;  Director of Thomas
                           Nelson,  Inc. since 2001;  Director of Computer  Services,  Inc. since 2001;  Director of Global Focus since
                           2001; Young Life Dominican Republic Committee Member since 2000. Jesse Correll is the son of Ward Correll.

Ward F. Correll   73       Director of FCC since 1999 and UTG since 2000; President,  Director of Tradeway,  Inc. of Somerset, KY since
                           1973; President,  Director of Cumberland Lake Shell, Inc. of Somerset, KY since 1971; President, Director of
                           Tradewind Shopping Center,  Inc. of Somerset,  KY since 1966; Director of First Southern Bancorp since 1988;
                           Director or Manager of First Southern Funding since 1991;  Director of The River Foundation of Stanford,  KY
                           since 1990; and Director First Southern  Insurance  Agency of Stanford,  KY since 1987.  Ward Correll is the father of Jesse Correll.

Thomas F. Darden  47       Director of FCC and UTG since 2001;  Managing  Partner of Cherokee  Investment  Partners  LLC, a real estate investment  firm, and President and CEO of Cherokee  Sanford  Group,  Inc. an affiliated  predecessor  since
                           1983; Director of BTI Telecom,  Inc. since 1998; Director of Waste Industries,  Inc. since 1997; Director of
                           Winston Hotels,  Inc. since 1994; Trustee of Shaw University since 1993; Member of the Board of Governors of
                           Research,  Triangle  Institute since 1998; Former Chairman of the Triangle Transit  Authority,  serving from
                           1993 to 1998 and Chairman from 1996 to 1997;  Prior to 1996,  twice appointed to the North Carolina Board of
                           Transportation.
..
Luther C. Miller  71       Director of FCC since 1984 and UTG since 2000;  Executive  Vice  President  and  Secretary  of FCC from 1984 until 1992; officer and director of certain affiliate companies until 1992.

Millard V. Oakley  71      Director of FCC and UTG since 1999;  Presently  serves on Board of  Directors  and  Executive  Committee  of
                           Thomas Nelson,  a publicly held publishing  company based in Nashville,  TN; Director of First National Bank of the Cumberlands, Livingston-Cooksville,  TN; Lawyer with limited law practice since 1980; State Insurance
                           Commissioner  for  State  of  Tennessee  from  1975  to  1979;  General  Counsel,  United  States  House  of
                           Representatives,  Washington,  D.C., Congressional Committee on Small Business from 1971-1973; four elective terms as County Attorney for Overton County,  TN; delegate to National  Democratic  Convention in 1964; four elective terms in the Tennessee  General Assembly from 1956 to 1964;  Lawyer in Livingston,  TN from 1953 to
                           1971; Elected to the Tennessee Constitutional Convention in 1952.

Robert V. O'Keefe 80       Director of FCC since 1993 and UTG since 2000;  Director and Treasurer of UTG from 1988 to 1992; Director of
                           Cilcorp,  Inc.  from 1982 to 1994;  Director  of  Cilcorp  Ventures,  Inc.  from 1985 to 1994;  Director  of
                           Environmental Science and Engineering Co. from 1990 to 1994.

William W. Perry  45       Director of FCC and UTG since 2001;  Owner of SES  Investments,  Ltd.,  an oil and gas  investments  company since 1991;  President of EGL  Resources,  Inc.,  an oil and gas  operations  company based in Texas and New
                           Mexico since 1992;  President of Midland Yucca Realty,  a Texas real estate  investment  company since 1993;
                           Chairman of Perry & Perry,  Inc., a Texas oil and gas consulting  company since 1977; Member of the Board of
                           Managers of Tall City Equity Fund since 2001;  President of Champion Title Group, a Florida based consulting business  since  1999;  involved  with,  Young  Life,  youth  organization  as a  leader,  Chairman  of  the international Committee and National Board since 1977.

Robert W. Teater  75       Director of FCC since 1992 and UTG since 1987;  member of Columbus School Board 1991-2001;  Former Director,
                           Ohio  Department of Natural  Resources;  Founder,  Teater-Gebhardt  and  Associates,  Inc., a  comprehensive consulting  firm in natural  resources  development;  Combat  veteran and retired Major  General,  Ohio Army
                           National Guard.

EXECUTIVE OFFICERS OF THE COMPANY

More detailed information on the following officers of the Company appears under "Directors":

Jesse T. Correll           Chairman of the Board and Chief Executive Officer
Randall L. Attkisson       President and Chief Operating Officer

Other officers of FCC are set forth below:

Name, Age                  Position with FCC and, Business Experience

James P. Rousey 43         Executive Vice President and Chief  Administrative  Officer since September 2001;  Regional CEO and Director of First Southern  National Bank from 1988 to 2001.  Board Member with the Illinois  Fellowship of Christian
                           Athletes since 2001.

Theodore C. Miller 39      Corporate  Secretary since December 2000, Senior Vice President and Chief Financial Officer since July 1997;
                           Vice  President  and  Treasurer  since October 1992;  Vice  President  and  Controller of certain  Affiliate
                           Companies from 1984 to 1992.

Brad M. Wilson  50         Senior Vice President and Chief Information Officer since 1992; Chief  Administrative  Officer from December
                           2000 to September 2001.

ITEM 11.  EXECUTIVE COMPENSATION

Executive Compensation Table

The following table sets forth certain information  regarding  compensation paid to or earned by FCC's Chief Executive Officer and each of the Executive Officers of FCC whose salary plus bonus  exceeded  $100,000  during the last fiscal year:
Compensation for services provided by the named executive officers to FCC and its affiliates is paid by FCC as set forth in their employment agreements.  (See also Employment Contracts for Messrs. Melville and Ryherd).

                                                      SUMMARY COMPENSATION TABLE

Name and                                   Annual Compensation         Other Annual (1)        All Other (1)
Principal Position             Year      Salary ($)      Bonus ($)     Compensation ($)       Compensation ($)                                                                                                      ($)

Jesse T. Correll (2)           2001          56,250              -              -                  -
Chairman of the Board          2000               -              -              -                  -
Chief Executive Officer        1999               -              -              -                  -

Brad M. Wilson                 2001         160,000          3,000              -                3,150
Senior Vice President          2000         157,500          3,227              -                3,150
Chief Information Officer      1999         147,700          3,000            3,665              3,150

Theodore C. Miller             2001         100,000          5,000              -                3,000
Corporate Secretary            2000          91,749              -              -                2,752
Senior Vice President          1999          86,783              -            3,179              2,603
Chief Financial Officer

(1)  Other  annual   compensation   consists  of  interest  earned  on  deferred
     compensation   amounts  and  UTG's  matching   contribution  to  the  First
     Commonwealth Corporation Employee Savings Trust 401(k) Plan.

(2)  On March 27, 2000, Mr. Jesse T. Correll assumed the position as Chairman of the Board and Chief  Executive  Officer of UTG and each of its  affiliates.
     Mr. Correll did not receive a salary,  bonus or other  compensation for his duties with UTG and each of its affiliates in the year 2000. In March 2001, the  Board of  Directors  approved  an annual  salary  for Mr.  Correll  of
     $75,000, with payments to begin on April 1, 2001.

Option/SAR  Grants  /Aggregated  Option/SAR  Exercises  in Last  Fiscal Year and
FY-End Option/SAR Values

At December  31, 2001 there were no shares of the common stock of FCC subject to unexercised options held by the named executive officers.  There were no options or stock  appreciation  rights granted to the named  executive  officers for the past three fiscal years.

Compensation of Directors

FCC's standard  arrangement for the compensation of directors  provide that each director shall receive an annual retainer of $2,400,  plus $300 for each meeting attended and  reimbursement  for  reasonable  travel  expenses.  FCC's  director compensation  policy also  provides  that  directors who are employees of FCC or directors or officers of FSF and its affiliates do not receive any  compensation for their services as directors except for  reimbursement  for reasonable travel expenses for attending each meeting.

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
The option is immediately  exercisable and  transferable.  At December 31, 2000, all previously  granted options have expired.  Mr. Melville continues to receive his annual Salary of $238,200  until the agreement  expiration  date of July 31,
2002.  An  accrual  of  $562,000  was  established  through a charge to  general expenses at year-end 2000 for the remaining  payments  required  pursuant to the terms of Mr. Melville's employment contract and other settlement costs.

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

Executive Compensation Plan Elements

Base  Salary.  The  Board of  Directors  establishes  base  salaries  at a level intended to be within the competitive market range of comparable  companies.  In addition  to the  competitive  market  range,  many  factors are  considered  in determining  base  salaries,  including  the  responsibilities  assumed  by  the executive, the scope of the executive's position, experience, length of service, individual performance and internal equity considerations. In addition to a base salary,  increased  compensation of current and future executive officers of the
Company  will  be  determined  using a  "performance  based"  philosophy.  FCC's financial  results are analyzed and future  increases  to  compensation  will be proportionately based on the profitability of the Company.

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
Correll's  leadership,  he declined to receive a salary, bonus or other forms of compensation  for his  duties  with UTG and each of its  affiliates  in the year
2000.  In March 2001,  the Board of Directors  approved an annual salary for Mr.
Correll of $75,000,  with payments to begin on April 1, 2001. As a reflection of
Mr.  Correll's  leadership,  the  compensation  of current and future  executive officers of the Company will be  determined  by the Board of  Directors  using a
"performance  based"  philosophy.  The Board of Directors  will  consider  UTG's financial results and future salary decisions will be  proportionately  based on the profitability of the Company.

Conclusion

The Board of Directors  believes  this  Executive  Compensation  Plan provides a competitive and motivational  compensation package to the executive officer team necessary to produce the results FCC strives to achieve.  The Board of Directors also believes the Executive  Compensation  Plan  addresses both the interests of the shareholders and the executive team.

                   BOARD OF DIRECTORS

John S. Albin                          Luther C. Miller
Randall L. Attkisson                   Millard V. Oakley
John W. Collins                        Robert V. O'Keefe
Jesse T. Correll                       William W. Perry
Ward F. Correll                        Robert W. Teater
Thomas F. Darden

PERFORMANCE GRAPH

The following graph compares the cumulative  total  shareholder  return on FCC's
Common  Stock  during the five  fiscal  years ended  December  31, 2001 with the cumulative total return on the NASDAQ Composite Index Performance and the NASDAQ
Insurance  Stock Index (1). The graph assumes that $100 was invested on December
31, 1996 in each of the Company's  common stock, the NASDAQ Composite Index, and the NASDAQ Insurance Stock Index, and that any dividends were reinvested.

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

Compensation Committee Interlocks and Insider Participation

The following  persons  served as directors of the Company  during 2001 and were officers or employees of the Company or its  subsidiaries  during 2001: Jesse T.
Correll  and  Randall  L.  Attkisson.   Accordingly,   these   individuals  have
participated in decisions  related to compensation of executive  officers of the
Company and its subsidiaries.

During 2001,  Jesse T. Correll and Randall L. Attkisson.  executive  officers of the Company, were also members of the Board of Directors of UTG.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL HOLDERS OF SECURITIES

The following  tabulation sets forth the name and address of the entity known to be the  beneficial  owners of more than 5% of FCC's Common Stock and shows:  (i)
the total number of shares of Common Stock  beneficially owned by such person as of March 1, 2002 and the nature of such  ownership;  and (ii) the percent of the issued and outstanding shares of Common Stock so owned as of the same date.

           Title                                                      Number of Shares                 Percent
            of                  Name and Address                        and Nature of                    of
           Class               of Beneficial Owner                  Beneficial Ownership              Class (1)

         Common             United Trust Group, Inc.                       44,465                       81.8%
         Stock $1.00        5250 South Sixth Street
         par value          Springfield, Illinois  62703

(1)  The  percentage of  outstanding  shares is based on 54,385 shares of common stock outstanding.

SECURITY OWNERSHIP OF MANAGEMENT

The  following  tabulation  shows  with  respect  to each of the  directors  and nominees of FCC, with respect to FCC's chief executive officer and each of FCC's executive  officers whose salary plus bonus  exceeded  $100,000 for fiscal 2001, and with respect to all executive  officers and directors of FCC as a group: (i)
the total  number of shares of all classes of stock of FCC or any of its parents or subsidiaries,  beneficially  owned as of March 1, 2002 and the nature of such ownership;  and (ii) ) the percent of the issued and outstanding shares of stock so owned, and granted stock options available as of the same date.

   Title               Directors, Named Executive              Number of Shares                   Percent
    of                 Officers, & All Directors &               and Nature of                      of
  Class               Executive Officers as a Group                Ownership                     Class (1)

UTG's                 John S. Albin                                  10,503  (4)                     *
Common                Randall L. Attkisson                                0  (2)                     *
Stock, no             John W. Collins                                     0                          *
par value             Jesse T. Correll                            2,002,823  (3)                   56.9%
                      Ward F. Correll                                98,523  (5)                   2.8%
                      Thomas F. Darden                                    0                          *
                      Luther C. Miller                                    0                          *
                      Theodore C. Miller                                  0                          *
                      Millard V. Oakley                              16,471                          *
                      Robert V. O'Keefe                                 300  (6)                     *
                      William W. Perry                                    0                          *
                      James P. Rousey                                     0                          *
                      Robert W. Teater                                7,380  (7)                     *
                      Brad M. Wilson                                      0                          *
                      All directors and executive officers
                      as a group (fourteen in number)             2,136,000                        60.7%

FCC's                 John S. Albin                                       0                          *
Common                Randall L. Attkisson                                0     (2)                  *
Stock, $1.00          John W. Collins                                     0                          *
par value             Jesse T. Correll                                1,217     (3)                2.2%
                      Ward F. Correll                                     0                          *
                      Thomas F. Darden                                    0                          *
                      Luther C. Miller                                    0                          *
                      Theodore C. Miller                                 15                          *
                      Millard V. Oakley                                   0                          *
                      Robert V. O'Keefe                                   0                          *
                      William W. Perry                                    0                          *
                      James P. Rousey                                     0                          *
                      Robert W. Teater                                    0                          *
                      Brad M. Wilson                                      2                          *
                      All directors and executive officers            1,234                        2.3%
                      as a group (fourteen in number)

(1)  The percentage of outstanding  shares for UTG is based on 3,519,065  shares of Common Stock  outstanding.  The percentage of outstanding shares for FCC is based on 54,385 shares of Common Stock outstanding.

(2)  Randall L.  Attkisson is an associate and business  partner of Mr. Jesse T.
     Correll and holds minority ownership  positions in certain of the companies listed as owning UTG and FCC Common Stock including First Southern  Funding
     LLC and First Southern Bancorp, Inc. Ownership of these shares is reflected in the ownership of Jesse T. Correll.

(3)  The share ownership of Mr. Correll  includes 112,704 shares of United Trust
     Group common stock owned by him  individually  and 150,545 shares of United
     Trust Group common stock held by Dyscim,  LLC. Mr.  Correll owns all of the outstanding  membership  interests of Dyscim,  LLC, and  therefore has sole voting  and  dispositive  power  over  the  shares  held by it.  The  share ownership of Mr. Correll also includes  72,750 shares of United Trust Group common stock held by WCorrell,  Limited Partnership,  a limited partnership in which Mr. Correll serves as managing  general  partner and, as such, has sole voting and dispositive  power over the shares held by it. In addition, by virtue of his ownership of voting  securities of First Southern Funding,
     LLC and First Southern Bancorp,  Inc., and in turn, their ownership of 100%
     of the outstanding  membership  interests of First Southern  Holdings,  LLC
     (the holder of 1,483,791  shares of United Trust Group common  stock),  Mr.
     Correll  may be deemed to  beneficially  own the total  number of shares of
     United Trust Group common stock owned by First Southern  Holdings,  and may be deemed to share with First  Southern  Holdings  the right to vote and to dispose  of  such  shares.  Mr.  Correll  owns  approximately  82%  of  the outstanding  membership  interests  of  First  Southern  Funding;  he  owns directly  approximately  38%,  companies he controls own approximately 23%, and he has the  power  to vote but  does  not own an  additional  3% of the outstanding voting stock of First Southern Bancorp.  First Southern Bancorp and First  Southern  Funding in turn own 99% and 1%,  respectively,  of the outstanding membership interests of First Southern Holdings. Mr. Correll is also a manager of First Southern  Capital Corp.,  LLC, and thereby may also be deemed to  beneficially  own the  183,033  shares of United  Trust Group common  stock held by First  Southern  Capital,  and may be deemed to share with it the right to vote and to dispose of such shares. Share ownership of
     Mr.  Correll in United  Trust Group  common  stock does not include  18,575
     shares  of  United  Trust  Group  common  stock  held  by  First   Southern
     Investments, LLC, of which Dyscim, LLC is a member.

     First Southern Bancorp owns 1,217 shares of FCC's common stock.

(4)  Includes 392 shares owned directly by Mr. Albin's spouse.

(5)  Cumberland Lake Shell,  Inc. owns 98,523 shares of UTG Common Stock, all of the outstanding voting shares of which are owned by Ward F. Correll and his wife.  As a result  Ward F.  Correll  may be deemed to share the voting and dispositive power over these shares. Ward F. Correll is the father of Jesse
     T.  Correll.  There are 72,750 shares of UTG Common Stock owned by WCorrell
     Limited  Partnership in which Jesse T. Correll  serves as managing  general partner and, as such, has sole voting and dispositive power over the shares of Common Stock held by it. The aforementioned  72,750 shares are deemed to be beneficially owned by and listed under Jesse T. Correll in this section.

(6)  Includes 300 shares owned directly by Mr. O'Keefe's spouse.

(7)  Includes 210 shares owned directly by Mr. Teater's spouse.

* Less than 1%.

Except as indicated above, the foregoing persons hold sole voting and investment power.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RELATED PARTY TRANSACTIONS

At a December  17, 2001 joint  meeting of the board of directors of UTG, FCC and
their  insurance  subsidiaries,   the  boards  of  directors  of  the  insurance
subsidiaries discussed and decided to further explore and pursue a possible sale of the insurance  charters of each of APPL and ABE. In the alternative to a sale of the APPL charter,  the boards also discussed and decided to further explore a possible  merger of APPL into UG.  Regardless  of whether a merger is ultimately pursued or the charters of each  subsidiary are sold, UG would likely assume and reinsure  the  existing  insurance  policies of those  subsidiaries  in any such transaction.

During the fourth  quarter of 2001,  UG  purchased  real  estate from an outside third party through the  formation of an LLC in which UG is a two-thirds  owner.
The other one-third partner is Millard V. Oakley,  who is a Director of both UTG and FCC.  Hampshire Plaza,  LLC consists of a twenty story,  254,000 square foot office  tower,  an attached  72,000  square foot retail  plaza,  and an attached parking garage with approximately 350 parking spaces located in Manchester,  New
Hampshire  for  $6,333,336.  At December 31,  2001,  the property was carried at
$6,491,734.

On October 26, 2001,  APPL effected a reverse stock split,  as a result of which
(i) it became a  wholly-owned  subsidiary  of UG, and an  indirect  wholly-owned subsidiary  of FCC and UTG,  and  (ii) its  minority  shareholders  received  an aggregate  of  $1,055,294.50  in respect of their  shares.  Prior to the reverse stock split, UG owned 88% of the outstanding shares of APPL.

On December 31, 1999, UTG and Jesse T. Correll entered a transaction whereby Mr.
Correll,  in combination with other  individuals,  made an equity  investment in
UTG.  Under the terms of the Stock  Acquisition  Agreement,  the  Correll  group contributed  their 100%  ownership  of North Plaza of  Somerset,  Inc. to UTG in exchange for 681,818  authorized  but unissued  shares of UTG common stock.  The
Board of Directors of UTG approved the  transaction  at their regular  quarterly board meeting held on December 7, 1999.  North Plaza of Somerset,  Inc. owns for investment  purposes,  a shopping  center in Somerset,  Kentucky,  approximately
12,000 acres of timberland  in Kentucky,  and a 50%  partnership  interest in an additional 11,000 acres of Kentucky timberland. North Plaza has no debt. The net assets were valued at $7,500,000,  which equates to $11.00 per share for the new shares of UTG that were issued in the transaction.

Mr.  Correll is Chairman of the Board of  Directors of UTG and  currently  UTG's largest  shareholder  through his ownership control of FSF, FSBI and affiliates.
Mr. Correll is the majority  shareholder of FSF and FSBI, a bank holding company that operates out of 14 locations in central Kentucky. At December 31, 2001, Mr.
Correll owns or controls directly and indirectly approximately 60% of UTG.

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

USA paid $677,807  under their  agreement  with UII for 1999.  UII paid $223,753 under their agreement with UTG for 1999.  Additionally,  UII paid FCC $30,000 in
1999 for  reimbursement  of costs  attributed to UII. These  reimbursements  are reflected as a credit to general expenses.

UTG  paid  FCC  $550,000,   $750,000  and  $600,000  in  2001,  2000  and  1999,
respectively for reimbursement of costs attributed to UTG.

On January 1, 1993,  FCC  entered an  agreement  with UG  pursuant  to which FCC provides management services necessary for UG to carry on its business.  UG paid
$6,156,903,   $6,061,515  and  $6,251,340  to  FCC  in  2001,   2000  and  1999,
respectively.

ABE pays fees to FCC pursuant to a cost sharing and  management  fee  agreement.
FCC provides management services for ABE to carry on its business. The agreement requires ABE to pay a percentage of the actual expenses incurred by FCC based on certain activity indicators of ABE business to the business of all the insurance company  subsidiaries  plus a management fee based on a percentage of the actual expenses  allocated to ABE. ABE paid fees of $332,673,  $371,211 and $392,005 in
2001, 2000 and 1999, respectively under this agreement.

APPL has a  management  fee  agreement  with FCC  whereby FCC  provides  certain administrative  duties,  primarily data processing and investment  advice.  APPL
paid  fees  of  $444,000,   $444,000  and  $300,000  in  2001,  2000  and  1999,
respectively under this agreement.

Respective domiciliary insurance departments have approved the agreements of the insurance companies and it is Management's opinion that where applicable,  costs have been  allocated  fairly  and such  allocations  are based  upon  accounting principles generally accepted in the United States of America.

Since the Company's affiliation with FSF, UG has acquired mortgage loans through participation  agreements  with FSNB.  FSNB  services the loans covered by these participation  agreements.  UG pays a .25%  servicing  fee on these  loans and a one-time fee at loan  origination  of .50% of the original  loan amount to cover costs incurred by FSNB relating to the processing and establishment of the loan.
UG paid $79,730,  $34,721 and $11,578 in servicing fees and $22,626, $91,392 and
$0 in origination fees to FSNB during 2001, 2000 and 1999, respectively.

The  Company  reimbursed  expenses  incurred by Mr.  Correll  and Mr.  Attkisson relating  to travel and other  costs  incurred  on behalf of or  relating to the
Company.  The Company  paid  $145,407,  $96,599  and  $39,336 in 2001,  2000 and
1999,respectively  to First  Southern  Bancorp,  Inc. in  reimbursement  of such costs.  In addition,  beginning in 2001,  the Company began  reimbursing  FSBI a portion of salaries for Mr. Correll and Mr.  Attkisson.  The  reimbursement  was approved  by the UTG board of  directors  and  totaled  $128,411  in 2001  which included salaries and other benefits.

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

Kerber,  Eck and  Braeckel  LLP ("KEB")  served as FCC's  independent  certified public  accounting  firm for the fiscal  year ended  December  31,  2001 and for fiscal year ended December 31, 2000. In serving its primary  function as outside auditor for FCC, KEB performed  the following  audit  services:  examination  of annual consolidated financial statements; assistance and consultation on reports
filed  with  the  Securities  and  Exchange   Commission  and;   assistance  and
consultation  on  separate  financial  reports  filed  with the State  insurance regulatory  authorities pursuant to certain statutory  requirements.  Audit Fees billed for these audit  services in the year 2001  totaled  $165,000,  and audit fees billed for quarterly reviews of the Company's financial  statements totaled
$16,979.  No other  services were performed by, and therefore no other fees were billed by, KEB for services performed in the current year.

FCC does not expect that a  representative  of KEB will be present at the Annual
Meeting of  Shareholders  of FCC. No  accountants  have been selected for fiscal
year  2002  because  FCC  generally  chooses   accountants  shortly  before  the
commencement of the annual audit work.

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
         1988.

3(c) (1) Charter Agreement for the Company dated May 22, 1991.

3(d) (1) Amended Articles of Incorporation for the Company dated March 12, 1993.

3(e) (1) Code of By-Laws for the Company dated September 30, 1992.

10(a)(2) Coinsurance  Agreement  dated  September  30, 1996  between  Universal
         Guaranty Life  Insurance  Company and First  International  Life  Insurance
         Company, including assumption reinsurance agreement exhibit and amendments.

10(b)(1) Subcontract  Agreement  dated  September 1, 1990 between United Trust,
         Inc. and United Income, Inc.

10(c)(1) Service  Agreement  dated  November  8, 1989  between  United  Security
         Assurance Company and United Income, Inc.

10(d)(1) Management  and  Consultant  Agreement  dated as of  January  1,  1993
         between  First   Commonwealth   Corporation  and  Universal  Guaranty  Life
         Insurance Company

10(e)(1) Management  Agreement  dated  December 20, 1981  between  Commonwealth
         Industries Corporation, and Abraham Lincoln Insurance Company

10(f)(1) Reinsurance  Agreement dated January 1, 1991 between Universal Guaranty
         Life Insurance Company and Republic Vanguard Life Insurance Company

10(g)(1) Reinsurance  Agreement  dated  July 1, 1992  between  United  Security
         Assurance Company and Life Reassurance Corporation of America

10(h)(3) Employment  Agreement dated as of July 31, 1997 between Larry E. Ryherd and First Commonwealth Corporation

10(i)(3) Employment  Agreement  dated  as of July  31,  1997  between  James E.
         Melville and First Commonwealth Corporation

10(j)(1) Agreement  dated June 16,  1992  between  John K.  Cantrell  and First
         Commonwealth Corporation

10(k)(1) Stock Purchase  Agreement  dated February 20, 1992 between United Trust
         Group, Inc. and Sellers

                                INDEX TO EXHIBITS

Exhibit
Number

10(l)(1) Amendment No. One dated April 20, 1992 to the Stock Purchase  Agreement between the Sellers and United Trust Group, Inc.

10(m)(1) Security  Agreement  dated June 16, 1992  between  United Trust Group,
         Inc. and the Sellers

10(n)(1) Stock  Purchase  Agreement  dated June 16, 1992  between  United  Trust
         Group, Inc. and First Commonwealth Corporation

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

     (2)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 1996.

     (3)  Incorporated  by reference  from the  Company's  Annual Report on Form
          10-K, File No. 0-5392, as of December 31, 1997.

                         FIRST COMMONWEALTH CORPORATION
                       SUMMARY OF INVESTMENTS - OTHER THAN
                         INVESTMENTS IN RELATED PARTIES
                             As of December 31, 2001

                                                                                                    Schedule I

                         Column A                           Column B           Column C           Column D
------------------------------------------------------   ----------------   ----------------   ----------------

                                                                                                  Amount at
                                                                                                 Which Shown
                                                                                                 in Balance
                                                              Cost               Value              Sheet
                                                         ----------------   ----------------   ----------------
Fixed maturities:
    Bonds:
      United States Government and
         government agencies and authorities           $       6,904,757  $       7,183,965  $       6,904,757
      State, municipalities, and political
         subdivisions                                         11,788,567         12,029,784         11,788,567
      Collateralized mortgage obligations                        128,471            133,291            128,471
      Public utilities                                        22,219,127         23,008,044         22,219,127
      All other corporate bonds                               33,964,473         35,370,326         33,964,473
                                                         ----------------   ----------------   ----------------
    Total fixed maturities                                    75,005,395  $      77,725,410         75,005,395
                                                                            ================

Investments held for sale:
    Fixed maturities:
      United States Government and
         government agencies and authorities                  35,240,384  $      36,182,839         36,182,839
      State, municipalities, and political
         subdivisions                                            192,059            202,256            202,256
      Collateralized mortgage obligations                     53,777,577         54,003,623         54,003,623
      Public utilities                                                 0                  0                  0
      All other corporate bonds                                8,374,074          8,239,722          8,239,722
                                                         ----------------   ----------------   ----------------
                                                              97,584,094  $      98,628,440         98,628,440
                                                                            ================

    Equity securities:
      Banks, trusts and insurance companies                    1,000,000  $       1,100,000          1,100,000
      All other corporate securities                           2,934,512          2,752,716          2,752,716
                                                         ----------------   ----------------   ----------------
                                                               3,934,512  $       3,852,716          3,852,716
                                                                            ================

Mortgage loans on real estate                                 23,386,895                            23,386,895
Investment real estate                                         8,876,298                             8,876,298
Policy loans                                                  13,608,456                            13,608,456
Other long-term investments                                            0                                     0
Short-term investments                                           550,001                               550,001
                                                         ----------------                      ----------------
    Total investments                                  $     222,945,651                     $     223,908,201
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

                         FIRST COMMONWEALTH CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           PARENT ONLY BALANCE SHEETS
                        As of December 31, 2001 and 2000

                                                                                     Schedule II

                                                                     2001              2000
                                                                ---------------   ---------------

ASSETS

    Investment in affiliates                                  $     43,928,067  $     43,820,542
    Cash and cash equivalents                                          705,309           400,749
    Income taxes recoverable                                            13,705            22,817
    Deferred income taxes                                              524,737         1,044,167
    Other assets                                                        25,784            51,730
                                                                ---------------   ---------------
          Total assets                                         $     45,197,602  $     45,340,005
                                                                ===============   ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
    Notes payable                                             $     11,536,698  $     12,839,193
    Indebtedness to subsidiaries and affiliates, net                    40,733           205,626
    Other liabilities                                                1,607,678         3,168,893
                                                                ---------------   ---------------
         Total liabilities                                          13,185,109        16,213,712
                                                                ---------------   ---------------

Shareholders' equity:
    Common stock, net of treasury shares                                54,385            54,393
    Additional paid-in capital, net of treasury                     51,860,574        51,861,366
    Accumulated deficit                                            (20,515,821)      (22,701,428)
    Accumulated other comprehensive income (deficit)                   613,355           (88,038)
                                                                ---------------   ---------------
         Total shareholders' equity                                 32,012,493        29,126,293
                                                                ---------------   ---------------
         Total liabilities and shareholders' equity           $     45,197,602  $     45,340,005
                                                                ===============   ===============

                         FIRST COMMONWEALTH CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF OPERATIONS
                       Three Years Ended December 31, 2001

                                                                                               Schedule II

                                                                2001            2000             1999
                                                            -------------   --------------   --------------

Revenues:

    Management fees from affiliates                       $    7,230,903  $     6,549,685  $     6,633,876
    Interest income                                               22,629          125,655           94,057
    Other income                                                 101,684          109,182          116,748
                                                            -------------   --------------   --------------
                                                               7,355,216        6,784,522        6,844,681

Expenses:

    Interest expense                                             987,886        1,243,819        1,344,888
    Operating expenses                                         4,459,313        6,763,645        5,277,169
                                                            -------------   --------------   --------------
                                                               5,447,199        8,007,464        6,622,057
                                                            -------------   --------------   --------------

    Operating income (loss)                                    1,908,017       (1,222,942)         222,624

    Income tax credit (expense)                                 (528,542)         218,422          (66,372)
    Equity in income (loss) of subsidiaries                      806,132         (842,320)        (534,209)
                                                            -------------   --------------   --------------
         Net income (loss)                                $    2,185,607  $    (1,846,840) $      (377,957)
                                                            =============   ==============   ==============

Basic income (loss) per share from continuing
   operations and net inome (loss)                        $        40.19  $        (33.90) $         (6.93)
                                                            =============   ==============   ==============

Basic weighted average shares outstanding                         54,385           54,485           54,539
                                                            =============   ==============   ==============

                         FIRST COMMONWEALTH CORPORATION
                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                      PARENT ONLY STATEMENTS OF CASH FLOWS
                       Three Years Ended December 31, 2001
                                                                                                      Schedule II

                                                                       2001               2000              1999
                                                                  ----------------   ---------------   ---------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
   Net income (loss)                                            $       2,185,607  $     (1,846,840) $       (377,957)
   Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
    Equity in (income) loss of subsidiaries                              (806,132)          842,320           534,209
    Change in income taxes recoverable (payable)                            9,112                 0           (39,291)
    Change in deferred income taxes                                       519,430          (218,422)           74,189
    Change in indebtedness (to) from affiliates, net                     (164,893)       (1,263,989)          497,749
    Change in other assets and liabilities                             (1,535,269)          658,482          (431,977)
                                                                  ----------------   ---------------   ---------------
 Net cash provided by (used in) operating activities                       207,855        (1,828,449)          256,922
                                                                  ----------------   ---------------   ---------------

Cash flows from financing activities:
    Payments of principal on notes payable                             (1,302,495)       (2,025,000)       (2,505,800)
    Dividend received from subsidiary                                   1,400,000         2,000,000         3,266,000
    Purchase of treasury stock                                               (800)          (14,500)             (100)
                                                                  ----------------   ---------------   ---------------
Net cash provided by (used in) financing activities                        96,705           (39,500)          760,100
                                                                  ----------------   ---------------   ---------------

Net increase (decrease) in cash and cash equivalents                      304,560        (1,867,949)        1,017,022
Cash and cash equivalents at beginning of year                            400,749         2,268,698         1,251,676
                                                                  ----------------   ---------------   ---------------
Cash and cash equivalents at end of year                        $         705,309  $        400,749  $      2,268,698
                                                                  ================   ===============   ===============

                         FIRST COMMONWEALTH CORPORATION
                                   REINSURANCE
          As of December 31, 2001 and the year ended December 31, 2001

                                                                                                        Schedule IV

--------------------------------------------------------------------------------------------------------------------

            Column A                 Column B         Column C         Column D          Column E        Column F
                                  ---------------  ---------------  ---------------   ---------------  -------------

                                                                                                        Percentage
                                                      Ceded to         Assumed                          of amount
                                                       other          from other                        assumed to
                                    Gross amount     companies        companies         Net amount         net

--------------------------------------------------------------------------------------------------------------------

Life insurance
   in force                     $  2,630,460,130 $    653,610,000 $  1,632,820,870  $  3,609,671,000          45.2%
                                  ===============  ===============  ===============   ===============

Premiums and policy fees:

   Life insurance               $     20,150,537 $      3,135,311 $        109,457  $     17,124,683           0.6%

   Accident and health
     insurance                           170,923           36,787                0           134,136           0.0%
                                  ---------------  ---------------  ---------------   ---------------

                                $     20,321,460 $      3,172,098 $        109,457  $     17,258,819           0.6%
                                  ===============  ===============  ===============   ===============

                         FIRST COMMONWEALTH CORPORATION
                                   REINSURANCE
          As of December 31, 2000 and the year ended December 31, 2000

                                                                                                        Schedule IV

--------------------------------------------------------------------------------------------------------------------

            Column A                 Column B         Column C         Column D          Column E        Column F
                                  ---------------  ---------------  ---------------   ---------------  -------------

                                                                                                        Percentage
                                                      Ceded to         Assumed                          of amount
                                                       other          from other                        assumed to
                                    Gross amount     companies        companies         Net amount         net

--------------------------------------------------------------------------------------------------------------------

Life insurance
   in force                     $  2,878,693,447 $    734,621,000 $  1,020,170,553  $  3,164,243,000          32.2%
                                  ===============  ===============  ===============   ===============

Premiums and policy fees:

   Life insurance               $     22,789,885 $      3,518,015 $         76,069  $     19,347,939           0.4%

   Accident and health
     insurance                           179,904           38,157                0           141,747           0.0%
                                  ---------------  ---------------  ---------------   ---------------

                                $     22,969,789 $      3,556,172 $         76,069  $     19,489,686           0.4%
                                  ===============  ===============  ===============   ===============

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
                                  ===============  ===============  ===============   ===============

                         FIRST COMMONWEALTH CORPORATION
                        VALUATION AND QUALIFYING ACCOUNTS
         As of and for the years ended December 31, 2001, 2000 and 1999

                                                                                     Schedule V

                                          Balance at     Additions
                                          Beginning      Charges                      Balances at
             Description                  Of Period     and Expenses   Deductions    End of Period
--------------------------------------------------------------------------------------------------

December 31, 2001

Allowance for doubtful accounts -
     mortgage loans                      $    240,000   $     30,000  $    150,000  $      120,000                                                                            $              $

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

                                                FIRST COMMONWEALTH CORPORATION
                                                          Registrant

 John S. Albin                                                         Date:  March 26, 2002
John S. Albin, Director

/s/  Randall L. Attkisson                                              Date:  March 26, 2002
Randall L. Attkisson, President, Chief
  Operating Officer and Director

/s/  John W. Collins                                                   Date:  March 26, 2002
John W. Collins, Director

/s/  Jesse T. Correll                                                  Date:  March 26, 2002
Jesse T. Correll, Chairman, Chief
  Executive Officer and Director

/s/  Ward F. Correll                                                   Date:  March 26, 2002
Ward F. Correll, Director

/s/  Thomas F. Darden                                                  Date:  March 26, 2002
Thomas F. Darden, Director

/s/  Luther C. Miller                                                  Date:  March 26, 2002
Luther C. Miller, Director

/s/  Millard V. Oakley                                                 Date:  March 26, 2002
Millard V. Oakley, Director

/s/  Robert V. O'Keefe                                                 Date:  March 26, 2002
Robert V. O'Keefe, Director

/s/  William W. Perry                                                  Date:  March 26, 2002
William W. Perry, Director

/s/  Robert W. Teater                                                  Date:  March 26, 2002
Robert W. Teater, Director

/s/  Theodore C. Miller                                                Date:  March 26, 2002
Theodore C. Miller, Corporate Secretary
  and Chief Financial Officer