Form 10-Q
period 2002-03-31
FIRST COMMONWEALTH CORP
filed 2002-05-15
CIK 200776

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 AND 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                           OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to__________________

Commission File No. 0-5392

                     FIRST COMMONWEALTH CORPORATION
              ____________________________________________________
             (Exact name of registrant as specified in its charter)

          VIRGINIA                                         54-0832816
_______________________________                        ___________________
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

                             5250 SOUTH SIXTH STREET
                                  P.O. BOX 5147
                              SPRINGFIELD, IL 62705
                _________________________________________________
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

The number of shares  outstanding of the  registrant's  common stock as of April
30, 2002, was 54,385.

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES
                                 (The "Company")

                                TABLE OF CONTENTS

Part 1.   Financial Information................................................3

   ITEM 1.  FINANCIAL STATEMENTS...............................................3

     Consolidated Balance Sheets as of March 31, 2002
       and December 31, 2001...................................................3

     Consolidated Statements of Operations for the three months ended March 31, 2002 and 2001...........................................4

     Consolidated Statement of Shareholders' Equity for the Period
       ended March 31, 2002....................................................5

     Consolidated Statements of Cash Flows for the three months ended March 31, 2002 and 2001...........................................6

     Notes to Consolidated Financial Statements................................7

   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                      PART 1. FINANCIAL INFORMATION
                       Item 1. Financial Statements

                      FIRST COMMONWEALTH CORPORATION
                             AND SUBSIDIARIES

                       Consolidated Balance Sheets

                                                                               March 31,          December 31,
    ASSETS                                                                        2002                2001
                                                                            -----------------   -----------------

Investments:
  Fixed maturities at amortized cost
    (market $73,181,106  and $77,725,410)                                $        71,187,074 $        75,005,395
  Investments held for sale:
  Fixed maturities, at market
    (cost $104,705,734 and $97,584,094)                                          104,704,236          98,628,440
  Equity securities, at market
    (cost $4,119,587 and $3,934,512)                                               4,930,491           3,852,716
  Mortgage loans on real estate at amortized cost                                 24,557,830          23,386,895
  Investment real estate, at cost,
   net of accumulated depreciation                                                 8,422,375           8,876,298
  Policy loans                                                                    13,474,584          13,608,456
  Short-term investments                                                             500,000             550,001
                                                                            -----------------   -----------------

                                                                                 227,776,590         223,908,201

Cash and cash equivalents                                                         14,545,713          14,837,274
Investment in parent                                                                 350,000             350,000
Receivable from affiliate, net                                                             0                  37
Accrued investment income                                                          2,626,552           2,938,529
Reinsurance receivables:
  Future policy benefits                                                          33,525,507          33,776,688
  Policy claims and other benefits                                                 3,898,370           4,042,779
Accounts and notes receivable                                                         25,419                   0
Cost of insurance acquired                                                        13,966,639          14,219,005
Deferred policy acquisition costs                                                  5,939,811           6,353,919
Costs in excess of net assets purchased,
  net of accumulated amortization                                                  6,895,110           6,895,110
Income taxes receivable, current                                                     180,050             174,893
Property and equipment,
   net of accumulated depreciation                                                 2,217,678           2,284,117
Other assets                                                                         411,642             118,963
                                                                            -----------------   -----------------

Total assets                                                             $       312,359,081 $       309,899,515
                                                                            =================   =================

           LIABILITIES AND SHAREHOLDERS' EQUITY

Policy liabilities and accruals:
  Future policy benefits                                                   $     244,045,359 $       244,526,762
  Policy claims and benefits payable                                               2,242,219           2,781,920
  Other policyholder funds                                                         1,322,700           1,255,990
  Dividend and endowment accumulations                                            12,769,266          12,972,024
Notes payable                                                                     11,536,698          11,536,698
Payable to affiliate, net                                                             98,001                   0
Income taxes payable, deferred                                                       118,025             272,444
Other liabilities                                                                  7,648,705           4,541,184
                                                                            -----------------   -----------------

Total liabilities                                                                279,780,973         277,887,022
                                                                            -----------------   -----------------

Shareholders' equity:
Common stock - $1 par value per share.
  Authorized 62,500 shares - 54,385 issued after
  deducting treasury shares of 1,100                                                  54,385              54,385
Additional paid-in capital                                                        51,860,574          51,860,574
Accumulated deficit                                                              (19,850,664)        (20,515,821)
Accumulated other comprehensive income                                               513,813             613,355
                                                                            -----------------   -----------------

Total shareholders' equity                                                        32,578,108          32,012,493
                                                                            -----------------   -----------------

Total liabilities and shareholders' equity                               $       312,359,081 $       309,899,515
                                                                            =================   =================

                             See accompanying notes

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations
--------------------------------------------------------------------------------------------------------------

                                                                             Three Months Ended
                                                                       March 31,            March 31,
                                                                          2002                 2001
                                                                    -----------------    -----------------

Revenues:

  Premiums and policy fees                                         $         4,994,227  $         5,333,743
  Reinsurance premiums and policy fees                                        (717,366)            (779,292)
  Net investment income                                                      3,280,400            3,966,217
  Realized investment gains and (losses), net                                    4,696             (230,569)
  Other income                                                                 156,048               28,168
                                                                      -----------------    -----------------

                                                                             7,718,005            8,318,267

Benefits and other expenses:

  Benefits, claims and settlement expenses:
    Life                                                                     5,311,197            5,018,468
    Reinsurance benefits and claims                                         (1,026,833)            (594,279)
    Annuity                                                                    268,675              274,051
    Dividends to policyholders                                                 264,450              281,268
  Commissions and amortization of deferred
    policy acquisition costs                                                   461,521              667,443
  Amortization of cost of insurance acquired                                   252,366              291,495
  Operating expenses                                                         1,442,453            1,342,077
  Interest expense                                                             184,994              278,594
                                                                      -----------------    -----------------

                                                                             7,158,823            7,559,117

Gain before income taxes and minority interest                                 559,182              759,150

Income tax (expense) credit                                                    105,975             (480,676)
Minority interest in loss of
  consolidated subsidiaries                                                          0                4,932

                                                                      -----------------    -----------------

Net income                                                         $           665,157  $           283,406
                                                                      =================    =================

Basic earnings per share from continuing
   operations and net income                                       $             12.23  $              5.21
                                                                      =================    =================

Diluted earnings per share from continuing
  operations and net income                                        $             12.23  $              5.21
                                                                      =================    =================

Basic weighted average shares outstanding                                       54,385               54,385
                                                                      =================    =================

Diluted weighted average shares outstanding                                     54,385               54,385
                                                                      =================    =================

                             See accompanying notes

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                       For the Period ended March 31, 2002
------------------------------------------------------------------------------------------------------------------------

Common stock
  Balance, beginning of year                                 $            54,385
  Issued during year                                                           0
  Purchase treasury shares                                                     0
                                                               ------------------

  Balance, end of period                                                  54,385
                                                               ------------------

Additional paid-in capital
  Balance, beginning of year                                          51,860,574
  Issued during year                                                           0
  Purchase treasury shares                                                     0
                                                               ------------------

  Balance, end of period                                              51,860,574
                                                               ------------------

Accumulated deficit
  Balance, beginning of year                                         (20,515,821)
  Net income                                                             665,157       $           665,157
                                                               ------------------        ------------------

  Balance, end of period                                             (19,850,664)
                                                               ------------------

Accumulated other comprehensive income
  Balance, beginning of year                                             613,355
  Other comprehensive income
     Unrealized holding loss on securities
          net of minority interest and
          reclassification adjustment                                    (99,542)                  (99,542)
                                                               ------------------        ------------------

  Comprehensive income                                                                 $           565,615
                                                                                         ==================

  Balance, end of period                                                 513,813
                                                               ------------------

Total shareholders' equity, end of period                    $        32,578,108
                                                               ==================

                             See accompanying notes

                         FIRST COMMONWEALTH CORPORATION
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows
-------------------------------------------------------------------------------------------------------------------

                                                                                        Three Months Ended
                                                                                   March 31,          March 31,
                                                                                      2002              2001
                                                                                 ---------------   ----------------

Increase (decrease) in cash and cash equivalents
Cash flows from operating activities:
  Net income                                                                  $         665,157 $          283,406
  Adjustments to reconcile net income to net cash provided by
    (used in) operating activities net of changes in assets and liabilities resulting from the sales and purchases of subsidiaries:
      Amortization/accretion of fixed maturities                                         97,202             15,286
      Realized investment (gains) losses, net                                            (4,696)           230,569
      Policy acquisition costs deferred                                                 (17,000)           (64,000)
      Amortization of deferred policy acquisition costs                                 431,108            551,645
      Amortization of cost of insurance acquired                                        252,366            291,495
      Amortization of costs in excess of net
        assets purchased                                                                      0            100,916
      Depreciation                                                                      132,715             81,020
      Minority interest                                                                       0             (4,932)
      Change in accrued investment income                                               311,977            414,150
      Change in reinsurance receivables                                                 395,590            383,792
      Change in policy liabilities and accruals                                        (877,001)          (973,981)
      Charges for mortality and administration of
        universal life and annuity products                                          (2,234,743)        (2,421,905)
      Interest credited to account balances                                           1,475,314          1,546,173
      Change in income taxes                                                           (134,694)           683,056
      Change in indebtedness  from affiliates, net                                       98,038            266,853
      Change in other assets and liabilities, net                                      (915,674)        (1,180,389)
                                                                                 ---------------   ----------------

Net cash provided by (used in) operating activities                                    (324,341)           203,154

Cash flows from investing activities:
  Proceeds from investments sold and matured:
    Fixed maturities held for sale                                                    8,420,000          5,750,000
    Fixed maturities matured                                                          6,885,707         18,364,075
    Equity securities                                                                         0            814,624
    Mortgage loans                                                                    2,483,750          2,334,143
    Real estate                                                                         456,592            270,733
    Policy loans                                                                        757,831            809,656
    Short-term                                                                           50,001          1,353,067
                                                                                 ---------------   ----------------

  Total proceeds from investments sold and matured                                   19,053,881         29,696,298
  Cost of investments acquired:
    Fixed maturities held for sale                                                  (14,970,384)       (19,865,743)
    Equity securities                                                                  (185,075)                 0
    Mortgage loans                                                                   (3,654,685)        (5,611,673)
    Real estate                                                                         (58,225)          (117,538)
    Policy loans                                                                       (623,959)          (632,601)
    Short-term                                                                                0           (922,685)
                                                                                 ---------------   ----------------

  Total cost of investments acquired                                                (19,492,328)       (27,150,240)
  Purchase of property and equipment                                                     (8,051)           (47,221)
                                                                                 ---------------   ----------------

Net cash provided by (used in) investing activities                                    (446,498)         2,498,837

Cash flows from financing activities:
  Policyholder contract deposits                                                      2,746,397          3,203,807
  Policyholder contract withdrawals                                                  (2,267,119)        (2,489,932)
  Purchase of treasury stock                                                                  0               (800)
  Purchase of stock of affiliates                                                             0            (13,000)
                                                                                 ---------------   ----------------

Net cash provided by financing activities                                               479,278            700,075
                                                                                 ---------------   ----------------

Net increase (decrease) in cash and cash equivalents                                   (291,561)         3,402,066
Cash and cash equivalents at beginning of period                                     14,837,274         12,960,007
                                                                                 ---------------   ----------------

Cash and cash equivalents at end of period                                    $      14,545,713 $       16,362,073
                                                                                 ===============   ================
                             See accompanying notes

                 FIRST COMMONWEALTH CORPORATION AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

1.     BASICS OF PRESENTATION

The accompanying  consolidated  financial statements have been prepared by First
Commonwealth  Corporation ("FCC") and its consolidated  subsidiaries ("Company")
pursuant to the rules and regulations of the Securities and Exchange Commission.
Although  the  Company  believes  the  disclosures  are  adequate  to  make  the information presented not be misleading, it is suggested that these consolidated financial  statements be read in  conjunction  with the  consolidated  financial statements  and the notes thereto  presented in the  Company's  Annual Report on
Form 10-K filed with the Securities  and Exchange  Commission for the year ended
December 31, 2001.

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

At March 31, 2002, the parent, consolidated subsidiaries and affiliates of First
Commonwealth Corporation were as depicted on the following organizational chart.
For  an  explanation  of  contemplated  future  changes  to  the  organizational structure,  please  refer  to  notes  9 and  10 to  the  consolidated  financial statements.

United Trust Group, Inc. (UTG)
100%
82%
100%
North Plaza of Somerset, Inc. (NORTH PLAZA)
First Commonwealth Corporation (FCC)
Roosevelt Equity Corporation (REC)
100%
Universal Guaranty Life Insurance Company (UG)
88%
Appalachian Life Insurance Company (APPL)
100%
Abraham Lincoln Insurance Company (ABE)

2.     INVESTMENTS

As of March  31,  2002,  fixed  maturities  and fixed  maturities  held for sale represented  74% of total  invested  assets.  As prescribed by the various state
insurance   department  statutes  and  regulations,   the  insurance  companies'
investment  portfolio is required to be invested in investment  grade securities to provide ample  protection for  policyholders.  The Company does not invest in so-called  "junk bonds" or  derivative  investments.  As of March 31, 2002,  the carrying  value of fixed  maturity  securities  in  default as to  principal  or interest was immaterial in the context of consolidated  assets or  shareholders'
equity.  The  investments  held for sale are carried at market,  with changes in market value directly charged to  shareholders'  equity.  To provide  additional flexibility and liquidity, the Company has categorized almost all fixed maturity investments acquired since 2000 as available for sale.

3.     NOTES PAYABLE

At March 31,  2002 and  December  31,  2001,  the  Company  had  $11,536,698  in
long-term debt outstanding. The debt is comprised of the following components:

                                                 03/31/02        12/31/01
                                               -------------   -------------
Affiliated subordinated 20 yr. notes         $    2,128,599 $     2,128,599
Other affiliated notes payable                    9,408,099       9,408,099
                                               -------------   -------------
                                             $   11,536,698 $    11,536,698
                                               =============   =============

A.  Affiliated subordinated debt

The affiliated  subordinated  debt is owed to UTG and was incurred June 16, 1992 as a part  of the  acquisition  of the  now  dissolved  Commonwealth  Industries
Corporation  (CIC).  This debt bears  interest  at the rate of 8 1/2% per annum, with interest payable quarterly.  A lump sum principal payment on the balance of the notes  remains due June 16, 2012.  Subsequent  to March 31, 2002 a principal payment of $800,000 was made to UTG on the affiliated subordinated debt. UG paid an  ordinary  dividend  of  $800,000  to FCC in  April  2002 to  facilitate  the aforementioned principal payment.

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

Scheduled  principal  reductions on the  Company's  debt for the next five years consists of a $2,608,099  principal reduction in 2005 and a $6,800,000 principal reduction in 2006.

4.     EARNINGS PER SHARE

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
The  Company  cannot  predict  the effect  that these  lawsuits  may have on the
Company in the future.

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
Included in the stock acquisition  agreement is an earnings covenant whereby UTG warrants UTG and its subsidiaries and affiliates will have future earnings of at least  $30,000,000  for a  five-year  period  beginning  January 1,  1998.  Such earnings  are  computed  based  on  statutory  results  excluding  inter-company activities such as  inter-company  dividends plus realized and unrealized  gains and losses on real estate, mortgage loans and unaffiliated common stocks. At the end of the covenant period,  an adjustment is to be made equal to the difference between the then market value and statutory  carrying value of real estate still owned that existed at the beginning of the covenant period.  Should UTG not meet the covenant  requirements,  any  shortfall  will first be reduced by the actual average  tax  rate for UTG for the  period,  then  will be  further  reduced  by one-half of the percentage,  if any,  representing UTG's ownership percentage of the  insurance  company  subsidiaries.  This  result  will  then be  reduced  by
$250,000.  The  remaining  amount  will be paid by UTG in the form of UTG common stock valued at $15.00 per share with a maximum number of shares to be issued of
500,000. However, there shall be no limit to the number of shares transferred to the extent  that there are legal  fees,  settlements,  damage  payments or other losses as a result of certain legal action taken. The price and number of shares shall be adjusted for any  applicable  stock  splits,  stock  dividends or other recapitalizations.  At March  31,  2002,  the  Company  had  total  earnings  of
$15,479,480  applicable to this  covenant.  With less than one year remaining on
the  covenant,   it  appears   highly   unlikely  UTG  will  meet  the  earnings
requirements,  resulting in UTG being required to issue additional shares to FSF or its assigns.  Combining  current  results with  management's  expectation for
2002,  it appears at this time UTG will be required to issue  500,000  shares of its common stock at December 31, 2002 to satisfy this covenant. David A. Morlan, individually  and on  behalf  of all  others  similarly  situated  v.  Universal
Guaranty Life Ins.,  United Trust Assurance Co., United Security  Assurance Co.,
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

In addition to the appeal,  a second action was filed  entitled;  Julie Barrette
Ahrens, David Dzuiban,  William Milam, Dennis Schneiderman,  individually and on behalf of all others similarly situated vs Universal Guaranty Life, United Trust
Assurance Company,  United Security  Assurance  Company.  United States District
Court for the Southern District of Illinois. Case No: 01-4314-JPG.

The Company continues to believe that it has meritorious  grounds to defend both the original and related lawsuit, and it intends to defend the cases vigorously, and it believes  that the  defense and  ultimate  resolution  of these  lawsuits should  not have a  material  adverse  effect  upon  the  business,  results  of
operations  or  financial  condition  of  the  Company.   Nevertheless,  if  the
plaintiff's  lawsuits were to be successful,  it is likely that such  resolution would have a  material  adverse  effect on the  Company's  business,  results of operations and financial  condition.  At March 31, 2002, the Company maintains a liability of $283,295 to cover estimated legal costs associated with the defense of this matter.

The Company and its  subsidiaries are named as defendants in a number of general legal  actions  arising as a part of the  ordinary  course of business  relating primarily  to claims made under  insurance  policies.  Those  actions  have been considered  in  establishing  the  Company's  liabilities.  Management is of the opinion that the  settlement of those  actions will not have a material  adverse effect on the Company's financial position or results of operations.

6.     OTHER CASH FLOW DISCLOSURE

On a cash basis,  the Company paid  $249,325  and  $213,558 in interest  expense during the first quarter of 2002 and 2001,  respectively.  The Company paid $290 and $0 in  federal  income  tax  during  the  first  quarter  of 2002 and  2001, respectively.  At March 31, 2002,  the Company had acquired  $3,733,821 in fixed maturity  investments  for which the cash had not yet been paid. The payable for these  securities is included in the line item other  liabilities on the balance sheet.

7.     CONCENTRATION OF CREDIT RISK

The Company maintains cash balances in financial  institutions that at times may exceed federally  insured limits.  The Company  maintains its primary  operating cash accounts with First  Southern  National  Bank, an affiliate of UTG, and its largest shareholder.  The Company holds approximately $4,565,000 for which there are no pledges or guarantees  outside FDIC insurance limits. The Company has not experienced  any losses in such  accounts  and believes it is not exposed to any significant credit risk on cash and cash equivalents.

8.       COMPREHENSIVE INCOME

                                                                                   Tax
                                                           Before-Tax           (Expense)          Net of Tax
              March 31, 2002                                 Amount            or Benefit            Amount
              ---------------------------------------   -----------------   ------------------   ----------------

              Unrealized holding losses during
                  Period                             $         (151,453) $             53,009 $         (98,444)
              Less: reclassification adjustment
                  For gains realized in net income               (1,689)                  591            (1,098)
                                                        -----------------   ------------------   ----------------

              Net unrealized losses                            (153,142)               53,600           (99,542)
                                                        -----------------   ------------------   ----------------

              Other comprehensive income             $         (153,142) $             53,600 $         (99,542)
                                                        =================   ==================   ================

9.       PROPOSED MERGER

On June 5,  2001,  UTG and FCC  jointly  announced  their  respective  Boards of
Directors  approved  a  definitive  agreement  whereby  UTG  would  acquire  the remaining common shares  (approximately 18%) of FCC which UTG does not currently own.  Under the terms of the  agreement,  FCC will be merged  with and into UTG, with UTG continuing as the surviving entity in the merger.

Pursuant  to the merger  agreement,  UTG will pay $250 in cash for each share of
FCC common stock not held by United Trust Group.  The  transaction is subject to various  conditions  precedent set forth in the merger agreement,  including the approval of the  transaction by the  shareholders  of FCC. FCC has submitted the transaction to the vote of the FCC  shareholders to be held at a special meeting to be called for that purpose on May 21, 2002.  Shareholders of FCC are urged to read the Proxy  Statement  which  will be  mailed  on or about  May 13,  2002 to shareholders of record as of the close of business on April 19, 2002.

10.      PROPOSED REDOMESTICATION AND CHARTER SALES OF SUBSIDIARIES

One of the Company's subsidiaries APPL, is currently domiciled in West Virginia, but has applied for  redomestication  to the state of Ohio. The  redomestication proposal  arose  since APPL no longer  meets the West  Virginia  requirement  to maintain a Home Office within the state of West  Virginia.  The state of Ohio is where UG, which owns 100% of APPL, is domesticated.  The Charter of APPL is also currently being marketed for sale through an outside broker.  Should the charter be  sold,  the  Company  intends  to  proceed  with  an  assumption  reinsurance transaction whereby all of the policies in force of APPL would be assumed by UG.
A June 2002 target date has been  established  by  management of APPL and UG for completion of the redomestication, pending necessary regulatory approvals.

The Charter of one of the Company's  subsidiaries  ABE, is also currently  being marketed for sale  through an outside  broker.  Should the charter be sold,  the
Company intends to proceed with an assumption  reinsurance  transaction  whereby all of the  policies in force of ABE would be assumed by UG. The  management  of
ABE  and UG have  no  time  constraints  or  necessity  for  completion  of this transaction.  Should a buyer for the charter be located,  the transaction  could only be completed following necessary regulatory approvals

ITEM 2. MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
           OF OPERATIONS

The purpose of this section is to discuss and analyze the Company's consolidated results of operations,  financial condition and liquidity and capital resources.
This analysis  should be read in  conjunction  with the  consolidated  financial statements and related notes that appear  elsewhere in this report.  The Company reports  financial results on a consolidated  basis. The consolidated  financial statements include the accounts of FCC and its subsidiaries at March 31, 2002.

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

4.   Other factors affecting the performance of the Company,  including, but not
     limited  to,  market  conduct  claims,   insurance  industry  insolvencies,
     insurance   regulatory   initiatives   and   developments,   stock   market
     performance,  an unfavorable outcome in pending litigation,  and investment performance.

Results of Operations

(a)  Revenues

Premiums and policy fee revenues,  net of reinsurance  premiums and policy fees, decreased  6% when  comparing  the first  quarter of 2002 to the same  period in
2001. The Company  currently  writes little new business.  A majority of the new business  currently written is universal life insurance.  Collected  premiums on universal life and interest  sensitive products is not reflected in premiums and policy revenues because accounting  principles  generally accepted in the United
States of America requires that premiums collected on these types of products be treated as deposit liabilities rather than revenue.  Unless the Company acquires a block of  in-force  business  or  significantly  increases  its  marketing  of traditional  business,  premium  revenue  will  continue  to  decline  at a rate consistent with prior experience.

During 2001,  the Company  implemented  a  conservation  effort in an attempt to improve  the  persistency  rate of Company  policies.  Several  of the  customer service  representatives  of the Company have become licensed  insurance agents, allowing them to offer other products within the Company's portfolio to existing customers.  Additionally,  stronger  efforts have been made in policy  retention through more personal  contact with the customer  including  telephone  calls to discuss  alternatives  and reasons for a customer's  request to surrender  their policy.  Previously,  the Company's  agency force was primarily  responsible for conservation  efforts.  With the decline in the number of agents,  the Company's ability  to  reach  these  customers  diminished,  making  conservation  efforts difficult.  The  conservation  efforts  described  above are relatively new, but early results are generally positive.  Management will continue to monitor these efforts and make  adjustments as seen  appropriate to enhance the future success of the program.  The Company is currently  exploring the  introduction  of a new product to be specifically used by the licensed customer service representatives as an alternative for the customer in the conservation  efforts. The new product is in the very preliminary design stage. Introduction and the success of the new product will depend on the product competitiveness and profitability.

Net investment  income decreased 17% when comparing the first quarter of 2002 to the same period in 2001.  The  national  prime rate was 3.25% lower in the first quarter 2002 than it was in the first  quarter of 2001.  This  resulted in lower earnings on short-term funds as well as on longer-term investments acquired.

The Company's  investments are generally  managed to match related insurance and policyholder liabilities.  The comparison of investment return with insurance or investment  product crediting rates establishes an interest spread.  The Company monitors  investment  yields, and when necessary adjusts credited interest rates on its insurance products to preserve targeted interest spreads, ranging from 1%
to 2%. It is expected that monitoring of the interest spreads by management will provide the necessary  margin to adequately  provide for associated costs on the insurance  policies  the  Company  currently  has in force and will write in the future.  At the  March  2001  Board of  Directors  meeting,  the  Boards  of the insurance  subsidiaries lowered crediting rates one half percent on all products that could be lowered.  With this reduction,  the vast majority of the Company's rate-adjustable products are now at their guaranteed minimum rates, and as such, cannot be lowered any further.  These  adjustments were in response to continued
declines  in  interest  rates in the  marketplace.  The  decrease is expected to result in approximately  $500,000 in interest  crediting savings annually,  when fully implemented. Policy interest crediting rate changes become effective on an individual policy basis on the next policy anniversary.  Therefore, it will take a full year from the time the change is  determined  for the full impact of such change to be realized.  The guaranteed minimum crediting rates on these products range from 3% to 5.5%.

The Company had net realized  investment gains of $4,696 in the first quarter of
2002 compared to net realized  investment losses of $230,569 for the same period in  2001.  Approximately  $177,330  of the  net  realized  losses  in  2001  was attributable to common stock sales while $61,301 was attributable to bond sales.

On June 1, 2001,  the Company began  performing  administrative  work as a third party  administrator  ("TPA") for an unaffiliated  life insurance  company.  The business  being  administered  is a  closed  block  with  approximately  260,000 policies,  a majority of which are paid up. The Company  receives  monthly  fees based on policy in force counts and certain other  activity  indicators  such as number of premium  collections  performed.  During  2002,  the Company  received
$124,635  for this work.  These TPA revenue  fees are  included in the line item
"other  income" on the  Company's  consolidated  statements of  operations.  The
Company intends to pursue other TPA  arrangements.  Management  believes it is a good source of  generating  additional  revenues  while  utilizing the Company's strength, excess capacity and efficient administrative services.

(b)  Expenses

Benefits, claims and settlement expenses net of reinsurance benefits and claims, increased 3% in the first  quarter of 2002  compared to the same period in 2001.
Death benefit claims were $11,000 more than the prior period. Policy claims vary from year to year and  therefore,  fluctuations  in mortality are to be expected and are not considered unusual by management.  The reserve decreases on interest sensitive  business in force is due to the reduction of interest crediting rates and decrease in death benefit claims.  Reserves continue to increase on in-force policies as the age of the insureds increases.

Interest expense decreased 34% in the first quarter of 2002 compared to the same period in 2001.  At March 31, 2002,  FCC had  $11,536,698  in  affiliated  notes payable.  During 2001, the Company repaid $1,302,495 of its affiliated debt with
UTG.  As of March 31,  2002,  approximately  $6,300,000  of the total debt bears interest  at the rate of 9/16%  over the prime rate and an  additional  $500,000 bears  interest at the rate of 1% over the prime rate.  The decrease in interest expense is mainly  attributable  to the decline in the national prime rate which was 3.25% lower in the first  quarter  2002 than it was in the first  quarter of
2001.

(c)  Net income

The Company had a net income of $665,157 in the first  quarter of 2002  compared to $283,406 for the same period in 2001.  This increase was mainly to the income tax credit (expense) of $105,975 in 2002 compared to $(480,676) in 2001.

Financial Condition

The financial  condition of the Company has improved 2% since December 31, 2001.
Total shareholder's equity increased approximately $566,000 as of March 31, 2002 compared to December 31, 2001.  This  increase  was mainly  attributable  to net income of $665,157  offset by unrealized  losses of $99,542 on investments  held for sale.

Investments  represent  approximately  73% and 72% of total  assets at March 31,
2002 and December  31,  2001,  respectively.  Accordingly,  investments  are the largest asset group of the Company.  The Company's  insurance  subsidiaries  are regulated by insurance  statutes and  regulations  as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations, the majority of the  Company's  investment  portfolio  is invested  in high  quality low risk investments.

The Company does not own any derivative investments or "junk bonds". As of March
31,  2002,  the carrying  value of fixed  maturity  securities  in default as to principal or interest was  immaterial in the context of  consolidated  assets or shareholders'  equity.  The Company has  identified  securities  it may sell and classified them as "investments  held for sale".  Investments  held for sale are
carried  at  market,   with  changes  in  market  value   charged   directly  to
shareholders'  equity.  To provide  additional  flexibility  and liquidity,  the
Company has  categorized  almost all fixed maturity  investments  acquired since
2000 as available for sale.

Liquidity and Capital Resources

The  Company  has  three  principal  needs for cash - the  insurance  companies'
contractual obligations to policyholders,  the payment of operating expenses and the servicing of its long-term debt.  Cash and cash  equivalents as a percentage of  total  assets  were  5% as  of  March  31,  2002,  and  December  31,  2001,
respectively. Fixed maturities as a percentage of total invested assets were 74%
as of March 31, 2002 and December 31, 2001, respectively.

Future policy  benefits are  primarily  long-term in nature and  therefore,  the
Company's  investments are predominantly in long-term fixed maturity investments such as bonds and mortgage loans which provide  sufficient return to cover these obligations. The Company has the ability and intent to hold these investments to maturity;  consequently,  the Company's investment in long-term fixed maturities held to  maturity is reported in the  financial  statements  at their  amortized cost.

Many of the Company's  products  contain  surrender  charges and other  features which  reward  persistency  and  penalize the early  withdrawal  of funds.  With respect to such products,  surrender  charges are generally  sufficient to cover the Company's  unamortized deferred policy acquisition costs with respect to the policy being surrendered.

Cash provided by (used in) operating  activities was $(324,341) and $203,154 for the periods ending March 31, 2002 and March 31, 2001, respectively. The net cash provided by operating  activities plus net policyholder  contract deposits after the payment of policyholder  withdrawals  equaled $154,937 for the first quarter in 2002 and  $917,029  for the same  period in 2001.  Management  utilizes  this measurement  of cash flows as an indicator of the  performance  of the Company's insurance  operations,  since  reporting  regulations  require  cash inflows and outflows  from  universal  life  insurance  products  to be shown  as  financing activities when reporting on cash flows.

Cash provided by (used in) investing  activities was $(446,498) and  $2,498,837, for the periods ending March 31, 2002 and March 31, 2001, respectively. The most significant  aspect of cash provided by (used in) investing  activities  are the fixed maturity  transactions.  Fixed  maturities  account for 77% and 73% of the total cost of investments acquired in the first quarter of 2002 and for the same period in 2001, respectively.  The Company has not directed its investable funds to so-called "junk bonds" or derivative investments.

Net cash provided by financing  activities  was $479,278 and  $700,075,  for the periods  ending  March 31, 2002 and March 31, 2001,  respectively.  Policyholder contract  deposits  decreased  14% for the first quarter in 2002 compared to the same period in 2001.  Policyholder  contract  withdrawals  decreased  9% for the first quarter in 2002 compared to the same period in 2001.

Since  FCC is a  holding  company,  funds  required  to meet  its  debt  service requirements and other expenses are primarily provided by its subsidiaries. On a parent only basis,  FCC's cash flow is dependent on revenues from management and cost sharing  arrangements with its subsidiaries and affiliates and its earnings received on invested assets and cash balances. At March 31, 2002,  substantially all of  the  consolidated  shareholders  equity  represents  net  assets  of its subsidiaries.  Cash  requirements  of FCC  primarily  relate  to  servicing  its long-term debt. The Company's  insurance  subsidiaries have maintained  adequate statutory  capital  and surplus and have not used  surplus  relief or  financial reinsurance, which have come under scrutiny by many state insurance departments.
The  payment  of cash  dividends  to  shareholders  is not  legally  restricted.
However,  insurance  company  dividend  payments  are  regulated  by  the  state insurance department where the insurance company is domiciled.

Ohio domiciled  insurance  companies require five days prior notification to the insurance  commissioner  for  the  payment  of an  ordinary  dividend.  Ordinary dividends are defined as the greater of: a) prior year statutory  earnings or b)
10% of statutory  capital and surplus.  For the year ended December 31, 2001, UG had a statutory gain from  operations of $2,212,215.  At December 31, 2001, UG's statutory capital and surplus amounted to $16,105,265.  Extraordinary  dividends
(amounts in excess of ordinary dividend  limitations)  require prior approval of the insurance commissioner and are not restricted to a specific calculation.  UG paid an ordinary dividend of $800,000 to FCC in April 2002.

Management   believes  the  overall  sources  of  liquidity  available  will  be sufficient to satisfy the Company's financial obligations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk relates,  broadly, to changes in the value of financial  instruments that arise from adverse  movements in interest rates,  equity prices and foreign exchange rates. The Company is exposed  principally to changes in interest rates which affect the market  prices of its fixed  maturities  available for sale and its variable rate debt outstanding.  The Company's exposure to equity prices and foreign currency exchange rates is immaterial.  The information  presented below is in U.S. dollars, the Company's reporting currency.

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

Tabular presentation

The following table provides information about the Company's long term debt that is sensitive to changes in interest  rates.  The table  presents  principal cash flows and related weighted  average  interest rates by expected  maturity dates.
The Company  has no  derivative  financial  instruments  or  interest  rate swap contracts.

                                                   March 31, 2002
                                               Expected maturity date
                      2002       2003       2004       2005         2006       Thereafter      Total      Fair value
Long term debt
  Fixed rate               0           0         0            0    2,608,099     2,128,599    4,736,698     5,357,245
  Avg. int. rate           0           0         0            0         7.50%         8.50%        7.95%
  Variable rate            0           0         0            0            0     6,800,000    6,800,000     7,949,350
  Avg. int. rate           0           0         0            0            0          5.34%        5.34%

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

                         FIRST COMMONWEALTH CORPORATION
                                  (Registrant)

Date:   May 14, 2002                  By  /s/ Randall L. Attkisson
                                        ________________________________

                                          Randall L. Attkisson
                                          President, Chief Operating Officer
                                             and Director

Date:   May 14, 2002                By  /s/ Theodore C. Miller
                                       __________________________________

                                          Theodore C. Miller
                                          Senior Vice President, Secretary
                                             and Chief Financial Officer